Form 10-Q
period 2023-06-30
Bukit Jalil Global Acquisition 1 Ltd.
filed 2023-08-11
CIK 1956055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-41729

BUKIT JALIL GLOBAL ACQUISITION 1 LTD.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

31-1 Taman Miharja Phase 3B, Jalan 3/93, 2 ½ Miles, Cheras

Kuala Lumpur, Malaysia 55200

(Address of principal executive offices)

+603-91339688

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, consisting of one Ordinary Share, $0.0001 par value, one-half of one redeemable Warrant to acquire one Ordinary Share, and one Right to acquire one-tenth of one Ordinary Share	BUJAU	The Nasdaq Stock Market LLC
Ordinary Shares, par value $0.0001 per share	BUJA	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one Ordinary Share at an exercise price of $11.50	BUJAW	The Nasdaq Stock Market LLC
Rights, each whole right to acquire one-tenth of one Ordinary Share	BUJAR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of August 11, 2023, there were 7,761,807 ordinary shares of the Company, par value $0.0001 per share, issued and outstanding.

BUKIT JALIL GLOBAL ACQUISITION 1 LTD.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BUKIT JALIL GLOBAL ACQUISITION 1 LTD

BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$681,631	$-
Other receivable	-	70,278
Deferred Offering costs	-	249,704
Prepaid expenses	120,000	-
Total current assets	801,631	319,982

Investments held in Trust Account	58,362,500	-
TOTAL ASSETS	$59,164,131	$319,982

Liabilities, Temporary Equity, and Shareholders' Equity
Current Liabilities
Due to related party	$15,438	$-
Other payable and accrued expenses	137,785	55,260
Promissory note - related party	-	258,226
Total current liabilities	153,223	313,486

Deferred underwriters' discount	1,150,000	-
Total Liabilities	1,303,223	313,486

Commitments and contingencies

Ordinary shares subject to possible redemption, 5,750,000 shares at redemption value	48,114,140	-

Shareholders' Equity:
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-	-
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 2,011,807 and 1,437,500 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	202	144
Additional paid-in capital	9,894,054	24,856
Accumulated deficit	(147,488)	(18,504)
Total Shareholders' Equity	9,746,768	6,496

Total Liabilities, Temporary Equity, and Shareholders' Equity	$59,164,131	$319,982

The accompanying notes are an integral part of these unaudited condensed financial statements

BUKIT JALIL GLOBAL ACQUISITION 1 LTD

STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023

Formation and operating costs	$4,081	$4,138
Share-based compensation expense	125,350	125,350
Loss from Operations	(129,431)	(129,488)

Other income:
Interest income	157	504

Net Loss	$(129,274)	$(128,984)

Basic and diluted weighted average ordinary shares outstanding, subject to possible redemption	63,187	31,768
Basic and diluted net loss per ordinary share subject to possible redemption	$(0.09)	$(0.09)
Basic and diluted weighted average ordinary shares outstanding	1,443,811	1,440,673
Basic and diluted net loss per ordinary share attributable to Bukit Jalil Global Investment Ltd.	$(0.09)	$(0.09)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BUKIT JALIL GLOBAL ACQUISITION 1 LTD

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholder's
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022 (Audited)	1,437,500	$144	$24,856	$(18,504)	$6,496
Net Income	-	-	-	290	290
Balance as of March 31, 2023 (Unaudited)	1,437,500	144	24,856	(18,214)	6,786
Sale of public units through public offering	5,750,000	575	57,499,425	-	57,500,000
Sale of private placement shares	424,307	43	4,243,027	-	4,243,070
Issuance of representative shares	150,000	15	817,485	-	817,500
Share compensation expense	-	-	125,350	-	125,350
Underwriters' discount	-	-	(3,162,500)	-	(3,162,500)
Other offering expenses	-	-	(1,540,024)	-	(1,540,024)
Reclassification of ordinary shares subject to redemption	(5,750,000)	(575)	(52,349,725)	-	(52,350,300)
Allocation of offering costs to ordinary shares subject to redemption	-	-	4,236,160	-	4,236,160
Net loss	-	-	-	(129,274)	(129,274)
Balance as of June 30, 2023 (Unaudited)	2,011,807	$202	$9,894,054	$(147,488)	$9,746,768

The accompanying notes are an integral part of these unaudited condensed financial statements.

BUKIT JALIL GLOBAL ACQUISITION 1 LTD

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(128,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	125,350
Changes in operating assets and liabilities:
Other receivable	70,278
Prepaid expenses	(120,000)
Other payable and accrued expenses	(51,760)
Net Cash Used in Operating Activities	(105,116)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(58,362,500)
Net Cash Used in Investing Activities	(58,362,500)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offerings, net of underwriters’ discount	55,487,500
Proceeds from sale of private placement units	4,243,070
Proceeds from issuance of promissory note to related party	168,135
Repayment of promissory note to related party	(433,508)
Related party payable	15,438
Payment of offering costs	(331,388)
Net Cash Provided by Financing Activities	59,149,247

Net Change in Cash	681,631

Cash, beginning of period	-
Cash, end of year	$681,631

Supplemental Disclosure of Cash Flow Information:
Deferred offering costs included in accrued expenses	$134,285
Deferred offering costs paid by promissory note	7,147
Deferred underwriter's discount	$1,150,000
Issuance of representative shares	$817,500
Allocation of offering costs to ordinary shares subject to redemption	$4,236,160

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

 (Unaudited)

Note 1 — Organization, Business Operation and Going Concern Consideration

Bukit Jalil Global Acquisition 1 Ltd. (the “Company”) is a blank check company incorporated in the Cayman Islands on September 15, 2022. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any potential Business Combination target or initiated any substantive discussions, directly or indirectly, with any potential Business Combination prospects. The Company has selected December 31 as its fiscal year end.

As of June 30, 2023, the Company had not commenced any operations. For the period from September 15, 2022 (inception) through June 30, 2023, the Company’s efforts have been limited to organizational activities as well as activities related to its IPO (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO (as defined below).

The registration statement for the Company’s initial public offering (“IPO”) became effective on June 27, 2023. On June 30, 2023, the Company consummated the IPO of 5,750,000 units (including 750,000 units issued upon the full exercise of the over-allotment option, the “Public Units”). Each Public Unit consists of one ordinary share, $0.0001 par value per share, one-half of one redeemable warrant (the “Warrant”), each whole Warrant entitling the holder thereof to purchase one ordinary share at an exercise price of $11.50 per share, and one right (the “Right”), each one Right entitling the holder thereof to exchange for one-tenth of one ordinary share upon the completion of the Company’s initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $57,500,000.

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 424,307 unites (the “Private Placement Unit”) at a purchase price of $10.00 per Private Placement Units to Bukit Jalil Global Investment Ltd., a Cayman Islands company (the “Sponsor”), generating gross proceeds to the Company of $4,243,070. Each Private Placement Unit shall consist of one ordinary share, one-half of one warrant, and one right. These Private Placement Units are identical to the Public Units, subject to limited exceptions. However, the holder of the Private Placement Units is entitled to registration rights. In addition, the Private Placement Units and the underlying securities may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until completion of the initial Business Combination.

The Company also issued to the underwriter and/or its designees, 150,000 ordinary shares, or the “Representative Shares,” upon the consummation of the IPO. The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). The fair value of the 150,000 Representative Shares was approximately $817,500 or $5.45 per share.

Transaction costs amounted to $4,702,524, consisting of $2,012,500 of underwriting discounts and commissions, $1,150,000 of deferred underwriting commissions, $722,524 of other offering costs and $817,500 fair value of the 150,000 Representative Shares considered as part of the transaction costs.

Following the closing of the IPO and the issuance and the sale of Private Placement Units on June 30, 2023, $58,362,500 ($10.15 per Public Unit) from the net proceeds of the sale of the Public Units in the IPO and the sale of Private Placement Units was placed into a U.S.-based trust account with Continental Stock Transfer & Trust Company, acting as trustee, and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to pay the Company’s tax obligations, the proceeds from the IPO and the sale of the Private Placement Units that are deposited in the trust account will not be released from the trust account until the earliest to occur of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination by June 30, 2024 (or up to December 30, 2024 if the Company extends the period of time to consummate a Business Combination) (the “Combination Period”), provided that the Sponsor or designee must deposit into the trust account for each three-month extension $575,000 ($0.10 per Public Units), up to an aggregate of $1,150,000, on or prior to the date of the applicable deadline), or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (c) the redemption of the public shares if the Company is unable to complete the Business Combination within the Combination Period, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

(Unaudited)

The Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding deferred underwriting commissions and interest income earned on the trust account that is released for working capital purposes or to pay taxes) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

The ordinary shares subject to possible redemption are being recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. If the Company cannot complete a Business Combination by June 30, 2024 (or up to December 31, 2024 if the Company extends the period of time to consummate a Business Combination), unless the Company extends such period pursuant to its amended and restated memorandum and articles of association, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company for working capital purposes or to pay the taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants and rights, which will expire worthless if the Company fails to complete a Business Combination by June 30, 2024 (or up to December 30, 2024 if the Company extends the time needed to complete a Business Combination).

Going Concern Consideration

As of June 30, 2023, the Company had cash of $681,631 and a working capital of $648,409.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address this need for capital through the IPO are discussed in Note 3. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

(Unaudited)

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The unaudited condensed financial statements included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the period from September 15, 2022 (inception) through to December 31, 2022, included in the Company’s final prospectus filed with the SEC on June 28, 2023 (the “Prospectus”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart The Company’s Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $681,631 in cash and did not have any cash equivalents as of June 30, 2023.

Assets Held in Trust Account

As of June 30, 2023, $58,362,500 were held in cash in the trust account.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. As the Company’s warrants meet all the criteria for equity classification, so the Company will classify each warrant as its own equity.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the Shareholders’ equity section of the Company’s balance sheet.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and to accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument, and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period (or up to 18-month period if extended) leading up to a Business Combination. On June 30, 2023, the Company had not recorded any accretion with unrecognized accretion remaining of $10,248,360.

Share Compensation Expense

The Company accounts for share-based compensation expense in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC  718”). Under ASC718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a share-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred (see Note 5 for more discussion about the details). The Company has recognized share-based compensation expense in the amount of $125,350 for the three and six months ended June 30, 2023.

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

(Unaudited)

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”.  Offering costs were $4,702,524 consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to shareholders’ equity upon the completion of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. As of June 30, 2023 and December 31, 2022, $431,631 and $0 respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

Furthermore, recent bank failures, non-performance, or other adverse developments that affect financial institutions could impair the ability of one or more of the banks participating in the credit facility from honoring their commitments. Such events could have a material adverse effect on the Company’s financial condition or results of operations.

Fair Value of Financial Instruments

ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

•

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

•

Level 2 - Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

•	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

(Unaudited)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on September 15, 2022, the evaluation was performed for upcoming 2022 tax year which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision was deemed to be de minimis for the period presented. The Company is considered to be an exempted Cayman Islands Company, and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public stockholders. For the three and six months ended June 30, 2023, the Company has not considered the effect of the Warrants sold in the IPO to purchase an aggregate of 5,750,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. For the three and six months ended June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net loss per share presented in the statement of operations is based on the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023		June 30, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(5,420)	$(123,854)	$(2,783)	$(126,201)
Accretion of initial measurement of common stock subject to redemption value	-	-	-	-
Allocation of net loss	$(5,420)	$(123,854)	$(2,783)	$(126,201)
Denominators:
Weighted-average ordinary shares outstanding	63,187	1,443,811	31,768	1,440,673

Basic and diluted net loss per share	$(0.09)	$(0.09)	$(0.09)	$(0.09)

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

(Unaudited)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On June 30, 2023, the Company consummated the IPO of 5,750,000 Public Units, (including 750,000 Public Units issued upon the full exercise of the over-allotment option). Each Public Unit consists of one ordinary share, one-half of one redeemable Warrant, and one Right to receive one-tenth of one ordinary share. Each whole redeemable Warrant entitles the holder thereof to purchase one ordinary share at an exercise price of $11.50 per share. Each Right entitles the holder thereof to receive one-tenth of one ordinary share upon the consummation of the Business Combination. The Public Units were sold at an offering price of $10.00 per Public Unit, generating gross proceeds of $57,500,000.

All of the 5,750,000 public shares sold as part of the Public Units in the IPO contain a redemption feature which allows for the redemption of such public shares if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association, or in connection with the Company’s liquidation. In accordance with the Securities and Exchange Commission (the “SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The Company’s redeemable ordinary share is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to accrete changes in the redemption value over the period from the date of issuance which is the IPO date. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of June 30, 2023, the amount of ordinary shares reflected on the balance sheet are reconciled in the following table.

As of June 30, 2023
Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights and warrants	(5,149,700)
Allocation of offering costs of public shares	(4,236,160)
Plus:
Accretion of carrying value to redemption value	-
Ordinary shares subject to possible redemption	$48,114,140

Note 4 — Private Placement

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 424,307 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $4,243,070. Each Private Placement Unit consists of one ordinary share, one-half of one whole warrant with each whole warrant to obtain one ordinary share and one right to receive one-tenth of one ordinary share. The Private Placement Units are identical to the Public Units sold in the IPO. However, the holder of the Private Placement Units will be entitled to registration rights. In addition, the Private Placement Units and the underlying securities may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until after the completion of the initial Business Combination.

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

(Unaudited)

Note 5 — Related Party Transactions

Insider Shares

On September 15, 2022, the Company issued 500,000,000 ordinary shares of a par value of $0.0001 each to the Sponsor. On November 16, 2022, the Sponsor acquired 1,437,500 insider shares for a purchase price of $25,000 and surrendered 500,000,000 ordinary shares. On June 30, 2023, the underwriters exercised the over-allotment option in full, so there are no insider shares subject to forfeiture.

Simultaneously with the effectiveness of the registration statement and prior to the closing of the IPO (including the full exercise of over-allotment option), the Sponsor transferred to the Company’s directors an aggregate of 23,000 insider shares , among which, 8,000 insider shares were transferred to Seck Chyn “Neil” Foo, and 5,000 insider shares were transferred to each of Bee Lian Ooi, Phui Lam Lee, and Suwardi Bin Hamzah Syakir, pursuant to a certain securities transfer agreement (the “Securities Transfer Agreement”) dated April 12, 2023.

The transfer of the insider shares to the Company’s directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 23,000 shares transferred to the Company’s directors was approximately $125,350 or $5.45 per share.

Due to Related Party

As of June 30, 2023, the total amount contains deferred offering costs and operating costs of $15,438 paid by the Sponsor on behalf of the Company.

Promissory Note — Related Party

On November 4, 2022, the Sponsor has agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and is due at the earlier of (1) December 31, 2023 or (2) the date on which the Company consummates an initial public offering of its securities. Total amount of $433,508 under the promissory note was fully repaid upon closing of the IPO on June 30, 2023. This note has been terminated after the repayment.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Any such loans would be on an interest-free basis and would be repaid only from funds held outside the trust account or from funds released to the Company upon completion of the Company’s initial Business Combination. Up to $3,000,000 of such loans may be convertible into units at a price of $10.00 per unit, at the option of the lender. The units would be identical to the private units issued to the Sponsor. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s trust account, but if the Company does, it will request such lender to provide a waiver against any and all rights to seek access to funds in the trust account.

As of June 30, 2023, the Company had no borrowings under the working capital loans.

Note 6 — Commitments & Contingencies

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

(Unaudited)

Registration Rights

The holders of the insider shares and Private Placement Units (and any securities underlying the private units) are entitled to registration rights pursuant to a registration rights agreement dated June 27, 2023 requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to two demands, excluding short form registration demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (1) in the case of the insider shares, (i) with respect to 50% of the insider shares, until the earlier to occur of six months after the date of the consummation of the Company’s initial Business Combination and the date on which the closing price of ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the Company’s initial Business Combination and (2) with respect to the remaining 50% of the insider shares, six months after the date of the consummation of the Company’s initial Business Combination, or earlier, in either case, if, subsequent to the Company’s initial Business Combination, the Company consummates a liquidation, merger, share exchange or other similar transaction which results in all of its shareholders having the right to exchange their shares for cash, securities or other property, and (2) in the case of the Private Placement Units and the securities underlying such units, until the completion of the Company’s initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company made an underwriting discount of 3.5% of the gross proceeds of the IPO, or $2,012,500 to the underwriters at the closing of the IPO.

The Company will pay the underwriters a cash fee (the “Deferred Underwriting Fee”) of 2.0% of the gross proceeds of the IPO, or $1,150,000 upon the consummation of the Company’s initial Business Combination.

Representative Shares

The Company issued to the representative and/or its designees, 150,000 Representative Shares upon the consummation of the IPO. The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales of the IPO pursuant to FINRA Rule 5110(e)(1).

Note 7 — Shareholders’ Equity

The Company is authorized to issue 500,000,000 shares, including 490,000,000 ordinary shares, par value $0.0001 per share, and 10,000,000 preferred shares, par value US$0.0001 per share.

On September 15, 2022, in connection with the incorporation of the Company, the Company issued 500,000,000 ordinary shares of a par value of $0.0001 each to the Sponsor. On November 16, 2022, the Sponsor acquired 1,437,500 shares at a price of approximately $0.02 per share for an aggregate of $25,000 and surrendered 500,000,000 ordinary shares. As a result of the underwriters’ election to fully exercise their over-allotment option on June 30, 2023, no ordinary shares are currently subject to forfeiture.

As of June 30, 2023, there were 2,011,807 ordinary shares issued or outstanding, excluding 5,750,000 shares subject to possible redemption.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of ordinary shares will vote on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act (as the same may be supplemented or amended from time to time) of the Cayman Islands or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by the Company’s shareholders. The Company’s board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. There is no cumulative voting with respect to the appointment of directors, with the result that the holders of more than 50% of the shares voted for the appointment of directors can appoint all of the directors. The shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor.

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

(Unaudited)

Warrants — Each whole public warrant entitles the registered holder to purchase one whole ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 30 days after the completion of an initial Business Combination and one year from the date that the registration statement is declared effective. Pursuant to the warrant agreement, a public warrant holder may exercise its warrants only for a whole number of ordinary share. This means that only a whole warrant may be exercised at any given time by a public warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The public warrants will expire five years after the completion of the Company’s initial Business Combination, or earlier upon redemption or liquidation.

As of June 30, 2023, 2,875,000 public warrants were outstanding. Substantially concurrently with the closing of the IPO, the Company issued 212,153 private warrants to the Sponsor included in the Private Placement Units. As of June 30, 2023, there were 212,153 private warrants issued and outstanding. The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

The Company has agreed that as soon as practicable after the closing of the initial Business Combination, the Company will use its best efforts to file, and within 60 business days following the closing of the initial Business Combination to have declared effective, a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the warrants, and , and to maintain the effectiveness of such registration statement and a current prospectus relating to those ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at the Company’s option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, and the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable (for both Public and Private Warrant), the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●

if, and only if, the closing price of the ordinary shares equals or exceeds $16.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “-Warrants-Public Shareholders’ Warrants-Anti-dilution Adjustments”) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders).

●

if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that this financial statement was issued. The Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to the “Company”, “us”, “our”, or “we” refer to Bukit Jalil Global Acquisition 1 Ltd. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes herein.

Overview

We are a blank check company formed under the laws of Cayman Island on September 15, 2022, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of the initial public offering (the “IPO”), our securities, debt or a combination of cash, securities and debt, in effecting a business combination. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. We have not selected any target business for our initial business combination.

We presently have no revenue, have had losses since inception from incurring formation and operating costs and have had no operations other than identifying and evaluating suitable acquisition transaction candidates. We have relied upon the working capital available to us following the consummation of the IPO and the Private Placement (as defined below) to fund our operations, as well as the funds loaned by the Sponsor (as defined below), our officers, directors or their affiliates. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

On June 30, 2023, we consummated the IPO of 5,750,000 units (including 750,000 units issued upon the full exercise of the over-allotment option, the “Public Units”). Each Public Unit consists of one ordinary share, $0.0001 par value per share (the “Ordinary Shares”), one-half of one redeemable warrant (the “Warrant”), each whole Warrant entitling the holder thereof to purchase one Ordinary Share at an exercise price of $11.50 per share, and one right (the “Right”), each one Right entitling the holder thereof to exchange for one-tenth of one Ordinary Share upon the completion of our initial business combination. The Public Units were sold at an offering price of $10.00 per Public Unit, generating gross proceeds of $57,500,000.

On June 30, 2023, substantially concurrently with the closing of the IPO, we completed the private sale (the “Private Placement”) of 424,307 units (the “Private Units”) to the Company’s sponsor, Bukit Jalil Global Investment Ltd. (the “Sponsor”), at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $4,243,070.

The proceeds of $58,362,500 ($10.15 per Public Unit) in the aggregate from the IPO and the Private Placement, were placed in a trust account (the “Trust Account”) established for the benefit of the Company’s public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company acting as trustee.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our activities during the six months ended June 30, 2023 involved mainly searching for a suitable target for our initial business combination, There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the six months ended June 30, 2023, we had a net loss of $128,984 which mainly consisted of formation and operating costs.

Liquidity and Capital Resources

For the six months ended June 30, 2023, cash used in operating activities was $105,116. As of June 30, 2023, we had cash of $681,631 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem the ordinary shares. As of June 30, 2023, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto, including deferred underwriting commissions of $1,150,000 payable to A.G.P. / Alliance Global Partners (“A.G.P.”), the representative of the underwriters of the IPO. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Over the next 12 months (assuming a business combination is not consummated prior thereto), we will be using the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of June 30, 2023, we had cash of $681,631 and a working capital of $648,409. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Our management’s plan in addressing this uncertainty is funds loaned from our Sponsor, officers, directors or their affiliates. In addition, if we are unable to complete a business combination by June 30, 2024 (or up to December 30, 2024 if extended) (“Combination Period”), our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about our ability to continue as a going concern. Our financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

We are obligated to pay the underwriters a deferred underwriting fees equal to 2.0% of the gross proceeds of the IPO. Upon completion of the business combination, $1,150,000 will be paid to the underwriters from the funds held in the Trust Account.

The founder shares, the Ordinary Shares included in the Private Units, and any Ordinary Shares that may be issued upon conversion of working capital loans (and any underlying securities) will be entitled to registration rights pursuant to a registration rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to two demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies and Estimates

In preparing these financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates. We have identified the following critical accounting policies and estimates:

Investments Held in Trust Account

As of June 30, 2023, $58,362,500 were held in cash in the trust account.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own Ordinary Shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. We determined that upon further review of the warrant agreements, we concluded that our warrants qualify for equity accounting treatment.

Offering Costs

Offering costs consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to shareholders’ deficit upon the completion of the IPO. We comply with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”.

Share-Based Compensation Expense

We account for share-based compensation expense in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a share-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred.

Ordinary Shares Subject to Possible Redemption

We account for our Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. Our public shares of Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Ordinary Shares included in the Public Units subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Ordinary Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Ordinary Shares are affected by charges against additional paid in capital or accumulated deficit.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income and unrealized gain or loss on investments in trust account less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

Fair Value of Financial Instruments

ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

●

Level 1 —based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

●

Level 2 — Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

●	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

As of June 30, 2023, $58,362,500 were held in cash in the trust account.

Income Taxes

We account for income taxes under ASC740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. We have identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on our evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Since we were incorporated on September 15, 2022, the evaluation was performed for the 2022 tax year which will be the only period subject to examination. We believe that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

We may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

Our tax provision was deemed to be de minimis for the period presented. We are considered to be an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer who also serves as our principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our IPO filed with the SEC on June 28, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC on June 28, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On September 15, 2022, we issued 500,000,000 Ordinary Shares of a par value of $0.0001 each to the Sponsor. On November 16, 2022, (1) we issued 1,437,500 Ordinary Shares to the Sponsor for a purchase price of $25,000, or approximately $0.0174 per share (the “Founder Shares”), and (2) the Sponsor surrendered 500,000,000 Ordinary Shares, concurrently, the Sponsor surrendered 500,000,000 Ordinary Shares without any additional consideration. On April 12, 2023, the Sponsor entered into a securities transfer agreement, pursuant to which our sponsor transferred to our officer and directors an aggregate of 23,000 Founder Shares prior to the closing of the IPO, among which, 8,000 Founder Shares were transferred to Seck Chyn “Neil” Foo, and 5,000 Founder Shares were transferred to each of Bee Lian Ooi, Phui Lam Lee, and Suwardi Bin Hamzah Syakir. The issuance of such Founder Shares to the Sponsor was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

On June 30, 2023, we consummated the IPO of 5,750,000 Public Units at a price of $10.00 per Public Unit, generating gross proceeds of $57,500,000. A.G.P. acted as the representatives of the underwriters of the IPO. The securities sold in the IPO were sold pursuant to a registration statement on Form S-1 (File No.: 333-272605). The registration statement became effective on June 27, 2023.

Substantially concurrently with the closing of the IPO, we completed the Private Placement of 424,307 Private Units to the Sponsor, at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $4,243,070. The Private Units are identical to the Public Units sold in the IPO, except that the Sponsor agreed not to transfer, assign or sell any of the Private Units and the underlying securities (except to certain permitted transferees) until the completion of the Company’s initial business combination. The issuance of the Private Units was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

Substantially concurrently with the closing of the IPO, we also issued 150,000 Ordinary Shares (the “Representative Shares”) to A.G.P. and/or its designees as part of representative compensation. A.G.P. has agreed, and will cause any transferee of the Representative Shares to agree, (i) to waive its redemption rights with respect to such shares in connection with the completion of our initial business combination or a shareholder vote to approve an amendment to the provisions of the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial business combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial business combination within 12 months from the Closing (or up to 18 months if the period of time to consummate a business combination is extended) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete our initial business combination within the Combination Period. The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales of the IPO pursuant to FINRA Rule 5110 (e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the date of the commencement of sales of the IPO, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the date of the commencement of sales of the IPO except to any underwriter and selected dealer participating in the IPO and their officers, partners, registered persons or affiliates. The issuance of the Representative Shares was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

A total of $ $58,362,500 ($10.15 per Public Unit) from the IPO and the Private Placement were placed in the U.S.-based Trust Account maintained by Continental Stock Transfer & Trust Company. Total offering costs were $4,702,524 consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to shareholders’ equity upon the completion of the IPO.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1

Certification of Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUKIT JALIL GLOBAL ACQUISITION 1 LTD.

Date: August 11, 2023	By:	/s/ Seck Chyn Foo
Seck Chyn Foo
Chief Executive Officer, Chief Financial Officer, Chairman and Secretary (Principal Executive Officer, Principal Financial Officer and Accounting Officer)

