Form 10-Q
period 2023-09-30
Bukit Jalil Global Acquisition 1 Ltd.
filed 2023-11-13
CIK 1956055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

+603-91339688

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, consisting of one OrdinaryShare, $0.0001 par value, one-half of one redeemable Warrant to acquire one Ordinary Share, and one Right to acquire one-tenth of one Ordinary Share	BUJAU	The Nasdaq Stock Market LLC
Ordinary Shares, par value$0.0001 per share	BUJA	The Nasdaq Stock Market LLC
Redeemable Warrants, each wholewarrant exercisable for one OrdinaryShare at an exercise price of $11.50	BUJAW	The Nasdaq Stock Market LLC
Rights, each whole right to acquireone-tenth of one Ordinary Share	BUJAR	The Nasdaq Stock Market LLC

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

As of November 13, 2023, there were 7,761,807 ordinary shares of the Company, par value $0.0001 per share, issued and outstanding.

BUKIT JALIL GLOBAL ACQUISITION 1 LTD.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

		Page
Part I.	Financial Information	3
Item 1.	Financial Statements (Unaudited)	3
	Condensed Balances Sheets as of September 30, 2023 (Unaudited) and December 31, 2022 (Audited)	3
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2023 (Unaudited) and for the Period From September 15, 2022 (Inception) Through September 30, 2022. (Unaudited)	4
	Condensed Statements of Changes in Shareholders’ Deficit for the Nine Months Ended September 30, 2023 (Unaudited) and for the Period From September 15,2022 (Inception) Through September 30, 2022. (Unaudited)	5
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2023 (Unaudited) and for the Period From September 15,2022 (Inception) Through September 30, 2022. (Unaudited)	6
	Notes to Condensed Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
Part II	Other Information	25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27
Signatures		28

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BUKIT JALIL GLOBAL ACQUISITION 1 LTD
BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$355,108	$-
Other receivable	-	70,278
Deferred offering costs	-	249,704
Prepaid expenses	127,525	-
Total current asset	482,633	319,982

Investments held in Trust Account	59,098,083	-
TOTAL ASSETS	$59,580,716	$319,982

Liabilities and Shareholders' Equity
Current Liabilities
Due to related party	$15,438	$-
Other payable and accrued expenses	146,360	55,260
Promissory note - related party	-	258,226
Total Current Liabilities	161,798	313,486

Deferred underwriters' discount	1,150,000	-
Total Liabilities	1,311,798	313,486

Commitments and contingencies

Ordinary shares subject to possible redemption, 5,750,000 shares at redemption value	51,222,701	-

Shareholders' Equity:
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of September 30, 2023 and December 31, 2022, respectively
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 2,011,807 and 1,437,500 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively (excluding 5,750,000 shares subject to possible redemption)	202	144
Additional paid-in capital	7,046,015	24,856
Accumulated deficit	-	(18,504)
Total Shareholders' Equity	7,046,217	6,496

Total Liabilities and Shareholders' Equity	$59,580,716	$319,982

The accompanying notes are an integral part of these unaudited condensed financial statements

BUKIT JALIL GLOBAL ACQUISITION 1 LTD
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023	For the Period From September 15, 2022 (Inception) Through September 30, 2022

Formation and operating costs	$255,158	$259,296	$15,000
Share-based compensation expense	-	125,350	-
Loss from Operations	(255,158)	(384,646)	(15,000)

Other income:
Interest income	2,585	3,089	-
Dividend income on investments held in Trust	735,583	735,583

Net Income (Loss)	$483,010	$354,026	$(15,000)

Basic and diluted weighted ordinary average shares outstanding, subject to possible redemption	5,750,000	1,958,791	-
Basic and diluted net income per ordinary shares subject to possible redemption	$0.20	$0.82
Basic and diluted weighted average ordinary shares outstanding	2,018,049	1,633,143	1,250,000
Basic and diluted net loss per ordinary share attributable to Bukit Jalil Global Investment Ltd.	$(0.34)	$(0.77)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements

BUKIT JALIL GLOBAL ACQUISITION 1 LTD
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	For the Nine Months Ended September 30, 2023
			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022 (Audited)	1,437,500	$144	$24,856	$(18,504)	$6,496
Sale of public units through public offering	5,750,000	575	57,499,425	-	57,500,000
Sale of private placement shares	424,307	43	4,243,027	-	4,243,070
Issuance of representative shares	150,000	15	817,485	-	817,500
Share compensation expense	-	-	125,350	-	125,350
Underwriters' discount	-	-	(3,162,500)	-	(3,162,500)
Other offering expenses	-	-	(1,540,024)	-	(1,540,024)
Reclassification of ordinary shares subject to redemption	(5,750,000)	(575)	(52,349,725)	-	(52,350,300)
Allocation of offering costs to ordinary shares subject to redemption	-	-	4,236,160	-	4,236,160
Net loss	-	-	-	(128,984)	(128,984)
Balance as of June 30, 2023 (Unaudited)	2,011,807	$202	$9,894,054	$(147,488)	$9,746,768
Accretion of initial measurement of ordinary share subject to redemption value	-	-	(2,372,978)	0	(2,372,978)
Accretion of subsequent measurement of ordinary share subject to redemption value			(400,061)	(335,522)	(735,583)
Offering cost			(75,000)	-	(75,000)
Net Income	-	-	-	483,010	483,010
Balance as of September 30, 2023 (Unaudited)	2,011,807	$202	$7,046,015	$-	$7,046,217

		For the Period From September 15, 2022 (Inception) through September 30, 2022
		Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders' Equity
		Shares	Amount	Capital	Deficit	(Deficit)
Balance as of September 15, 2022 (inception) (Unaudited)		-	$-	$-	$-	$-
Founder shares issued to initial shareholders		500,000,000	50,000	-	-	50,000
Founder shares issued to initial shareholder	(1)	1,437,500	144	24,856		25,000
Founder shares surrendered		(500,000,000)	(50,000)	-		(50,000)
Net loss		-	-	-	(15,000)	(15,000)
Balance as of September 30, 2022 (Unaudited)		1,437,500	$144	$24,856	$(15,000)	$(10,000)

(1)  On September 15, 2022,  the Company issued 500,000,000 ordinary shares of a par value of $0.0001 each to the Sponsor. On November 16, 2022, the Sponsor acquired 1,437,500 shares (up to 187,500 of which are subject to forfeiture)  and surrendered 500,000,000 ordinary shares. Those shares issuance and cancelation were considered as a recapitalization, which were recorded and presented retroactively.

The accompanying notes are an integral part of these unaudited condensed financial statements

BUKIT JALIL GLOBAL ACQUISITION 1 LTD
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2023	For the Period From September 15, 2022 (Inception) Through September 30, 2022
Cash Flows from Operating Activities:
Net loss	$354,026	(15,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	125,350	-
Dividend income on investments held in Trust	(735,583)
Changes in operating assets and liabilities:
Other receivable	70,278	-
Prepaid expenses	(127,525)	-
Other payable and accrued expenses	(118,185)	-
Net Cash Used in Operating Activities	(431,639)	(15,000)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(58,362,500)	-
Net Cash Used in Investing Activities	(58,362,500)	-

Cash Flows from Financing Activities:
Proceeds from sale of class B ordinary shares	-	25,000
Payment of deferred offering costs	-	(10,000)
Proceeds from sale of public units through public offerings, net of underwriters’ discount	55,487,500	-
Proceeds from sale of private placement units	4,243,070	-
Proceeds from issuance of promissory note to related party	168,135	-
Repayment of promissory note to related party	(433,508)	-
Related party payable	15,438	-
Payment of offering costs	(331,388)	-
Net Cash Provided by Financing Activities	59,149,247	15,000

Net Change in Cash	355,108	-

Cash, beginning of period	-
Cash, end of year	$355,108	-

Supplemental Disclosure of Cash Flow Information:
Deferred offering costs included in accrued expenses	$209,285	$-
Deferred offering costs paid by promissory note	$7,147	$-
Deferred underwriter's discount	$1,150,000	$-
Issuance of representative shares	$817,500	$-
Allocation of offering costs to ordinary shares subject to redemption	$4,236,160	$-
Accretion of initial measurement of ordinary shares subject to redemption value	$2,372,978	$-
Accretion of subsequent measurement of ordinary shares subject to redemption value	$735,583	$-

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

As of September 30, 2023, the Company had not commenced any operations. For the period from September 15, 2022 (inception) through September 30, 2023, the Company’s efforts have been limited to organizational activities as well as activities related to its IPO (as defined below) and searches for targets for a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO (as defined below).

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

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 424,307 units (the “Private Placement Unit”) at a purchase price of $10.00 per Private Placement Units to Bukit Jalil Global Investment Ltd., a Cayman Islands company (the “Sponsor”), generating gross proceeds to the Company of $4,243,070. Each Private Placement Unit consists of one ordinary share, one-half of one warrant, and one right. These Private Placement Units are identical to the Public Units, subject to limited exceptions. However, the holder of the Private Placement Units is entitled to registration rights. In addition, the Private Placement Units and the underlying securities may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until completion of the initial Business Combination.

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

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

 (Unaudited)

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

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

 (Unaudited)

Going Concern Consideration

As of September 30, 2023, the Company had cash of $355,108 and a working capital of $320,835.

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

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

 (Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $355,108 and $0 in cash and did not have any cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

Furthermore, recent bank failures, non-performance, or other adverse developments that affect financial institutions could impair the ability of one or more of the banks participating in the credit facility from honoring their commitments. Such events could have a material adverse effect on the Company’s financial condition or results of operations.

Investments Held in Trust Account

At September 30, 2023, the assets held in the Trust Account were substantially held in mutual funds and U.S. Treasury securities, respectively. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Income earned on these investments will be fully reinvested into the investments held in the Trust Account and therefore considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the condensed statements of cash flows. Such income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of Business Combination. For the three months and nine months ended September 30, 2023, there was $735,583 and $735,583 of dividend income recognized, respectively.

As of September 30, 2023, the assets held in the trust account was $59,098,083.

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

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

 (Unaudited)

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and to accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument, and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period leading up to a Business Combination. As of September 30, 2023, the Company recognized accumulated accretion of initial measurement of ordinary shares subject to redemption value of $2,372,978 with unrecognized accretion of $7,875,392 based on $58,362,500 ($10.15 per Public Unit) deposited into trust account upon IPO closing. In addition, the Company recognized $735,583 of dividend income earned from trust account as the additional accretion for the three months and nine months ended September 30, 2023.

Share Compensation Expense

The Company accounts for share-based compensation expense in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC  718”). Under ASC718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a share-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred (see Note 5 for more discussion about the details). The Company has recognized share-based compensation expense in the amount of $125,350 for nine months ended September 30, 2023.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. As of September 30, 2023 and December 31, 2022, $105,108 and $0 respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

Furthermore, recent bank failures, non-performance, or other adverse developments that affect financial institutions could impair the ability of one or more of the banks participating in the credit facility from honoring their commitments. Such events could have a material adverse effect on the Company’s financial condition or results of operations.

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

 (Unaudited)

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

At September 30, 2023 and December 31, 2022, the assets held in the Trust Account were substantially held in mutual funds and U.S. Treasury securities, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30, 2023		December 31, 2022
	Level	Investment	Level	Investment

Assets:
Investments held in Trust Account	1	59,098,083	-	-
Total		$59,098,083		$-

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

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

 (Unaudited)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on September 15, 2022, the evaluation was performed for upcoming 2022 tax year which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision was deemed to be de minimis for the period presented. The Company is considered to be an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public stockholders. For the three and nine months ended September 30, 2023, the Company has not considered the effect of the Warrants sold in the IPO to purchase an aggregate of 5,750,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. For the three and nine months ended September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months	For the Nine Months
	Ended	Ended
	September 30, 2023	September 30, 2023

Net income	$483,010	$354,026

Subsequent accretion of carrying value to redemption value	(3,108,261)	(3,108,561)
Net loss including accretion of carrying value of redemption value	$(2,625,551)	$(2,754,535)

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023		September 30, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss	$(1,943,463)	$(682,088)	$(1,502,132)	$(1,252,403)
Accretion of measurement of ordinary shares subject to redemption value	3,108,561	-	3,108,561	-
Allocation of net income (loss)	$1,165,098	$(682,088)	$1,606,429	$(1,252,403)
Denominators:
Weighted-average ordinary shares outstanding	5,750,000	2,018,049	1,958,791	1,633,143

Basic and diluted net income (loss) per share	$0.20	$(0.34)	$0.82	$(0.77)

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

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

 (Unaudited)

As of September 30, 2023, the amount of ordinary shares reflected on the balance sheet are reconciled in the following table.

As of September 30, 2023
Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights and warrants	(5,149,700)
Allocation of offering costs of public shares	(4,236,160)
Plus:
Accretion of carrying value to redemption value	3,108,561
Ordinary shares subject to possible redemption	$51,222,701

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

Due to Related Party

On June 27, 2023, in connection with the IPO, the Company entered into an administrative service agreement with the Sponsor (the “Administrative Service Agreement”). Pursuant to the Administrative Service Agreement, the Company shall pay the Sponsor $10,000 per month (the “Administrative Service Fee”) from June 27, 2023, the date of the Company’s final prospectus for the IPO till the earlier of the consummation of an initial business combination or the Company’s liquidation. The Administrative Service Agreement provides that any unpaid amount of the Administrative Service Fee will accrue without interest and be due and payable no later than the date of the consummation of the Company’s initial business combination. On October 14, 2023, upon the approval of the Board of Directors and Audit Committee of the Company, the Company and the Sponsor agreed to waive full payment of the Administrative Service Fee.

As of September 30, 2023, the total amount contains deferred offering costs and operating costs of $15,438 paid by the Sponsor on behalf of the Company.

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

 (Unaudited)

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

As of September 30, 2023, the Company had no borrowings under the working capital loans.

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

The Company will pay the underwriters a cash fee (the “Deferred Underwriting Fee”) of 2.0% of the gross proceeds of the IPO, or $1,150,000 upon the consummation of the Company’s initial Business Combination. As of September 30, 2023, the deferred underwriters’ discount was $1,150,000.

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

 (Unaudited)

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

On September 15, 2022, in connection with the incorporation of the Company, the Company issued 500,000,000 ordinary shares of a par value of $0.0001 each to the Sponsor. On November 16, 2022, the Sponsor acquired 1,437,500 shares at a price of approximately $0.02 per share for an aggregate of $25,000 and surrendered 500,000,000 ordinary shares. Those shares issuance and cancelation were considered as a recapitalization, which were recorded and presented retroactively. As a result of the underwriters’ election to fully exercise their over-allotment option on June 30, 2023, no ordinary shares are currently subject to forfeiture.

As of September 30, 2023, there were 2,011,807 ordinary shares issued or outstanding, excluding 5,750,000 shares subject to possible redemption.

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

As of September 30, 2023, 2,875,000 public warrants were outstanding. Substantially concurrently with the closing of the IPO, the Company issued 212,153 private warrants to the Sponsor included in the Private Placement Units. As of September 30, 2023, there were 212,153 private warrants issued and outstanding. The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

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

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when the financial statements were issued. Based on this review, management identified the following subsequent events that are required disclosure in the financial statements.

On October 14, 2023, upon the approval of the Board of Directors and Audit Committee of the Company, the Company and the Sponsor agreed to waive full payment of the Administrative Service Fee.

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

Recent Development

Commencing on or about August 21, 2023, the holders of the Company’s Public Units may elect to separately trade the Ordinary Shares, Warrants, and Rights included in its Public Units. The Ordinary Shares, Warrants, and Rights  are traded on the Nasdaq Capital Market (“Nasdaq”) under the symbols “BUJA,” “BUJAW,” and “BUJAR”, respectively. Units not separated will continue to trade on Nasdaq under the symbol “BUJAU.”

On June 27, 2023, in connection with the IPO, the Company entered into an administrative service agreement with the Sponsor (the “Administrative Service Agreement”). Pursuant to the Administrative Service Agreement, the Company shall pay the Sponsor $10,000 per month (the “Administrative Service Fee”) from June 27, 2023, the date of the Company’s final prospectus for the IPO till the earlier of the consummation of an initial business combination or the Company’s liquidation. The Administrative Service Agreement provides that any unpaid amount of the Administrative Service Fee will accrue without interest and be due and payable no later than the date of the consummation of the Company’s initial business combination. On October 14, 2023, upon the approval of the Board of Directors and Audit Committee of the Company, the Company and the Sponsor agreed to waive full payment of the Administrative Service Fee.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our activities during the nine months ended September 30, 2023 involved mainly searching for a suitable target for our initial business combination, There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the three months ended September 30, 2023, we had a net income of $483,010 which consisted of interest and dividend income of $735,583 on investments held in Trust Account which was offset by operating cost of $255,138.

For the nine months ended September 30, 2023, we had a net income of $354,026 which consisted of interest and dividend income of $735,583 on investments held in Trust Account which was offset by operating cost of $384,646.

 From the period from September 15, 2022 (inception) through September 30, 2022, we had a net loss of $15,000 generated from formation cost.

Liquidity and Capital Resources

For the nine months ended September 30, 2023, cash used in operating activities was $431,639. As of September 30, 2023, we had cash of $355,108 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem the ordinary shares. As of September 30, 2023, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

As of September 30, 2023, we had cash of $355,108 and a working capital of $320,835. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address this need for capital through the IPO are discussed in Note 3. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Investments Held in Trust Account

As of September 30, 2023, the assets held in the trust account was $59,098,083

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

As of September 30, 2023, the assets held in the trust account was $59,098,083.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer who also serves as our principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Not applicable to a smaller reporting company.

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

BUKIT JALIL GLOBAL ACQUISITION 1 LTD.

Date: November 13, 2023	By:	/s/ Seck Chyn Foo
Seck Chyn Foo
Chief Executive Officer, Chief Financial Officer, Chairman and Secretary (Principal Executive Officer, Principal Financial Officer and Accounting Officer)

