Form 10-K
period 2023-12-31
Bukit Jalil Global Acquisition 1 Ltd.
filed 2024-04-02
CIK 1956055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-41729

BUKIT JALIL GLOBAL ACQUISITION 1 LTD.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

31-1 Taman Miharja Phase 3B, Jalan 3/93, 2 ½ Miles, Cheras

Kuala Lumpur, Malaysia 55200

(Address of principal executive offices and zip code)

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

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of March 28, 2024, there were 7,761,807 ordinary shares, par value $0.0001 per share issued and outstanding.

BUKIT JALIL GLOBAL ACQUISITION 1 LTD.

CERTAIN TERMS

References to the “Company,” “our Company,” “our,” “us” or “we” refer to Bukit Jalil Global Acquisition 1 Ltd., a blank check company incorporated on September 15, 2022 as a Cayman Islands exempted corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “sponsor” refer to Bukit Jalil Global Investment Ltd. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “initial public offering” refer to our initial public offering, which closed on June 30, 2023. References to “public shares” are to shares of our ordinary shares sold as part of the units in our initial public offering. References to “public shareholders” are to the holders of our public shares.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Report” or “Annual Report”) may constitute “forward looking statements” for purposes of the federal securities laws. Our forward looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,”, “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance; or

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC.

The forward looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward looking statements. We undertake no obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business Overview.

We are a blank check exempted company incorporated in the Cayman Islands on September 15, 2022 with limited liability (meaning our public shareholders have no liability, as shareholders of the Company, for the liabilities of the Company over and above the amount paid for their shares) to serve as a vehicle to effect a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. We intend to utilize cash derived from the proceeds of our initial public offering (the “IPO”), our securities, debt or a combination of cash, securities and debt, in effecting a Business Combination. We have not selected any target business for our initial business combination.

Initial Public Offering and Private Placement

On September 15, 2022, we issued 500,000,000 ordinary shares of a par value of $0.0001 each (the “Ordinary Shares”) to Bukit Jalil Global Investment Ltd. (the “Sponsor”). On November 16 2022, (1) we issued 1,437,500 Ordinary Shares of a par value of $0.0001 each to the Sponsor for a purchase price of $25,000, or approximately $0.0174 per share, and (2) the Sponsor surrendered 500,000,000 Ordinary Shares of a par value of $0.0001 each. On April 12, 2023, the Sponsor entered into a securities transfer agreement, pursuant to which the Sponsor transferred to our directors an aggregate of 23,000 Ordinary Shares, among which, 8,000 Ordinary Shares were transferred to Seck Chyn “Neil” Foo, and 5,000 Ordinary Shares were transferred to each of Bee Lian Ooi, Phui Lam Lee, and Suwardi Bin Hamzah Syakir. We refer to these Ordinary Shares throughout as the “Founder Shares.”

On June 30, 2023, we consummated the IPO of 5,750,000 units (including 750,000 units issued upon the full exercise of the over-allotment option, the “Public Units”). Each Public Unit consists of one Ordinary Share, one-half of one redeemable warrant (the “Warrant”), each whole Warrant entitling the holder thereof to purchase one Ordinary Share at an exercise price of $11.50 per share, and one right (the “Right”), each one Right entitling the holder thereof to exchange for one-tenth of one Ordinary Share upon the completion of our initial business combination. The Public Units were sold at an offering price of $10.00 per Public Unit, generating gross proceeds of $57,500,000.

Substantially concurrently with the closing of the IPO, we completed the private sale (the “Private Placement”) of 424,307 units (the “Private Units”) to the Sponsor, at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $4,243,070.

Substantially concurrently with the closing of the IPO, we also issued to A.G.P. / Alliance Global Partners (“A.G.P.”), the representative of the underwriters of the IPO, 150,000 ordinary shares (the “Representative Shares”).

The proceeds of $58,362,500 ($10.15 per Public Unit) in the aggregate from the IPO and the Private Placement, were placed in a trust account (the “Trust Account”) established for the benefit of the Company’s public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company acting as trustee.

Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the Private Placement that are held out of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating a business combination and working capital.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

On August 17, 2023, we announced that holders of the Company’s Public Units may elect to separately trade the Ordinary Shares, Warrants, and Rights included in its Public Units, commencing on or about August 21, 2023.

The Ordinary Shares, Warrants, and Rights are traded on the Nasdaq Capital Market (“Nasdaq”) under the symbols “BUJA,” “BUJAW,” and “BUJAR”, respectively. Units not separated will continue to trade on Nasdaq under the symbol “BUJAU.” Holders of Public Units will need to have their brokers contact the Company’s transfer agent, Continental Stock Transfer & Trust Company, in order to separate the holders’ Public Units into Ordinary Shares, Warrants, and Rights.

Recent Development

Waive of Administrative Service Fee

On June 27, 2023, in connection with the IPO, the Company entered into an administrative service agreement with the Sponsor (the “Administrative Service Agreement”). Pursuant to the Administrative Service Agreement, the Company shall pay the Sponsor $10,000 per month (the “Administrative Service Fee”) from June 27, 2023, the date of the Company’s final prospectus for the IPO till the earlier of the consummation of an initial business combination or the Company’s liquidation. The Administrative Service Agreement provides that any unpaid amount of the Administrative Service Fee will accrue without interest and be due and payable no later than the date of the consummation of the Company’s initial business combination. On October 14, 2023, upon the approval of the Board of Directors and Audit Committee of the Company, the Company and the Sponsor agreed to waive full payment of the Administrative Service Fee from the start date for up to 12 months with the amount of $120,000.

Non-Binding LOI Relating Proposed Business Combination

On January 9, 2024, the Company entered into a non-binding letter of intent (the “LOI”) with Global IBO Group Ltd (“Global IBO”), which outlines the general terms and conditions of a potential business combination involving Global IBO and its subsidiaries (the “Proposed Transaction”).

The LOI is on a non-binding basis and no agreement providing for any Proposed Transaction or any other transaction or the participation by either party therein will be deemed to exist unless and until definitive agreements have been executed. As of the date hereof, the Company has not entered into any definitive agreements, for the purpose of effecting into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities.

Background and Competitive Strengths

We leverage our management team’s proprietary network of relationships with corporate executives, private equity, venture and growth capital funds, investment banking firms and consultants in order to source, acquire, and support the operations of the business combination target. Dr. Seck Chyn “Neil” Foo, our Chief Executive Officer, Chief Financial Officer and Chairman of the board of directors, has accumulated extensive resources from different roles in multiple public and private companies in various industrial sectors. Meanwhile, via his roles in various social organizations, Dr. Foo has also developed a large and deep network and strong relationships with many business founders, executive and investors.

In addition, our management team, comprising of our executive officers and directors, have experience in management, directorship and business in public and private companies. Dr. Foo is currently serving as a corporate advisor of Smile-Link Healthcare Global Berhad (Bursa Malaysia: 03023), the Group Chairman and an Independent Director of MCOM Holdings Bhd (Bursa Malaysia: 03022), and the Chief Strategist of NCT Alliance Berhad (Bursa Malaysia: 0056). Dr. Foo also previously served as an Investment Director of Novelplus Technology Berhad (Bursa Malaysia: 03045) and the Global Panel Advisor of Ho Wah Genting Berhad (Bursa Malaysia: 9601). Ms. Bee Lian Ooi, one of our independent directors, is the founder and Managing Director of JL Signature Sdn. Bhd., a private investment and asset management firm focusing on real estate and technology-driven investment holdings in Malaysia. We leverage their relevant experience to search and valuate business combination targets, perform discipline due diligence and provide post business combination value-add capabilities.

We believe that this combination of extensive relationships and expertise will make us a preferred partner for and allow us to source high-quality business combination targets. However, none of our management team is obligated to remain with the company after an acquisition transaction, and we cannot provide assurance that the resignation or retention of our current management will be a term or condition in any agreement relating to business combination. Moreover, despite the competitive advantages we believe we have, we remain subject to significant competition with respect to identifying and executing a business combination.

Business Strategy and Acquisition Criteria

Our management team focuses on creating shareholder value by leveraging its experience in the management and operation of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are essential in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we consider it appropriate to do so:

Strong Management Team That Can Create Significant Value for Target Business

We will seek to identify companies with strong and experienced management teams that will complement the management and operating abilities of our management team. We believe we can provide a platform for the target’s existing management team to leverage the experience of our management team.

Niche Deal Size

We intend to acquire emerging growth companies that either grow into a position to generate cash or are already cash-generative. We believe we have greater access to companies within this range and we expect the negotiation process to be comparably time-saving.

Long-term Revenue Visibility with Defensible Market Position

In management’s view, the target companies should be close to an anticipated inflection point, such as those companies requiring additional management expertise, those companies able to innovate by developing new products or services, or companies where we believe we have ability to achievement improved profitability performance through an acquisition designed to help facilitate growth.

Benefits from Being a U.S. Public Company (Value Creation and Marketing Opportunities)

We intend to search target companies that we believe will help offer attractive risk-adjusted equity returns for our shareholders. Amount other criteria, we expect to evaluate financial returns based on (i) the potential for organic growth in cash flows, (ii) the ability to achieve cost savings, (iii) the ability to accelerate growth, including through the opportunity for follow-on acquisitions, and (iv) the prospects for creating value through other value creation initiatives. We also plan to evaluate potential upside from future growth in the target business’ earnings and an improved capital structure.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which, would be in the form of proxy solicitation or tender offer materials that we would file with the U.S. Securities and Exchange Commission (the “SEC”).

Effecting a Business Combination

We will either (i) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against, or abstain from voting on, the proposed business combination, into their pro rata portion of the aggregate amount then on deposit in the Trust Account (net of taxes payable) or (ii) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our insiders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata portion of the aggregate amount then on deposit in the Trust Account. The decision as to whether we will seek shareholder approval of our proposed business combination or allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we so choose and we are legally permitted to do so, we will have the flexibility to avoid a shareholder vote and allow our shareholders to sell their shares pursuant to the tender offer rules of the Securities and Exchange Commission, or SEC. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination.

We will have until 12 months from the consummation of the IPO to consummate our initial business combination. If we anticipate that we may not be able to consummate our initial business combination within 12 months from closing of the IPO, we may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 18 months to complete a business combination), provided that the Sponsor and/or designees must deposit into the Trust Account for each three months extension, $500,000, or $575,000 if the underwriter’s over-allotment option is exercised in full ($0.10 per unit in either case), up to an aggregate of $1,000,000 or $1,150,000 if the underwriter’s over-allotment option is exercised in full, on or prior to the date of the applicable deadline. Our public shareholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination from 12 months to up to 18 months described above or redeem their shares in connection with such extensions. If we are unable to consummate our initial business combination within such time period, unless we extend such period pursuant to our amended and restated memorandum and articles of association, we will, as promptly as possible but not more than ten (10) business days thereafter, redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not previously released to us or necessary to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution and the public warrants will expire and will be worthless.

If we are unable to consummate our initial business combination within this time period, we will liquidate the Trust Account and distribute the proceeds held therein to our public shareholders by way of redeeming their shares and dissolve. If we are forced to liquidate, we anticipate that we would distribute to our public shareholders the amount in the Trust Account calculated as of the date that is two (2) days prior to the distribution date (including any accrued interest net of taxes payable). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. In the event of our liquidation and subsequent dissolution, the public warrants will expire and will be worthless.

Pursuant to the NASDAQ listing rules, our initial business combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the Trust Account) at the time of the execution of a definitive agreement for such business combination, although this may entail simultaneous acquisitions of several target businesses. The fair market value of the target business will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Our board of directors will have broad discretion in choosing the standard used to establish the fair market value of any prospective target business. The target business or businesses that we acquire may have a collective fair market value substantially in excess of 80% of the Trust Account balance. We will not be required to comply with the 80% fair market value requirement if we are delisted from NASDAQ.

We are not required to obtain an opinion from an unaffiliated third party that the target business we select has a fair market value in excess of at least 80% of the balance of the Trust Account unless our board of directors cannot make such determination on its own. We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we are paying is fair to our shareholders from a financial point of view unless the target is affiliated with our officers, directors, insiders or their affiliates.

We currently anticipate structuring our initial business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such target business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test.

Enforceability of Civil Liability

Our management including our officers and directors are all located in Malaysia. Further, there is uncertainty if any officers and directors of the post-combination entity will be located outside the Unites States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon those officers and directors (prior to or after the business combination) located outside the United States, to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on them under United States securities laws. In particular, there are currently no statutes, treaties, or other forms of reciprocity between the United States and Malaysia providing for the mutual recognition and enforcement of court judgments. Under Malaysian laws, a foreign judgment cannot be directly or summarily enforced in Malaysia. The judgment must first be recognized by a Malaysian court either under applicable Malaysian laws or in accordance with common law principles. For Malaysian courts to accept the jurisdiction for recognition of a foreign judgment, the foreign country where the judgment is made must be a reciprocating country expressly specified and listed in the Reciprocal Enforcement of Judgments Act 1958, Maintenance Orders (Facilities for Enforcement) Act 1949 or Probate and Administration Act 1959. As the United States is not one of the countries specified under the statutory regime where a foreign judgment can be recognized and enforced in Malaysia, a judgment obtained in the United States must be enforced by commencing fresh proceedings in a Malaysian court. The requirements for a foreign judgment to be recognized and enforceable in Malaysia are: (i) the judgment must be a monetary judgment; (ii) the foreign court must have had jurisdiction accepted by a Malaysian court; (iii) the judgment was not obtained by fraud; (iv) the enforcement of the judgment must not contravene public policy in Malaysia; (v) the proceedings in which the judgment was obtained were not opposed to natural justice, and (vi) the judgment must be final and conclusive.

U.S. Foreign Investment Regulations

Immediately following the consummation of the offering, the Sponsor will own approximately 23.78% of our issued and outstanding shares following the IPO. Ms. Chyi Chyi Ooi, who is not a U.S person, is the sole director and the sole member of the Sponsor and as such is deemed to have sole voting and investment discretion with respect to our shares held by the Sponsor. Controlling or non-controlling investments in U.S. businesses that produce, design, test, manufacture, fabricate or develop one or more critical technologies in one of 27 identified industries – including aviation, defense, semiconductors, telecommunications and biotechnology – are subject to a mandatory filing with the Committee on Foreign Investment in the U.S. (“CFIUS”). In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review, or ultimately prohibited. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination our failure to obtain any required approvals within the requisite time period or a decision to prohibit an initial business combination may require us to liquidate. If we liquidate, our public shareholders may only receive $10.15 per share initially, and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Facilities

We maintain our principal executive office at 31-1 Taman Miharja Phase 3B, Jalan 3/93, 2 ½ Miles, Cheras, Kuala Lumpur, Malaysia 55200.

Employees

We have one executive officer, Dr.. Seck Chyn “Neil” Foo, who is both Chief Executive Officer and Chief Financial Officer. Our officers are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full-time employees prior to the consummation of a business combination.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report.  However, in addition to any risk factors disclosed in our registration statement on Form S-1 (File No.: 333-272605), which became effective on June 27, 2023, we believe the risks described below outline additional items of most concern to us:

We have identified material weakness in our internal control over financial reporting as of December 31, 2023, which may have a material adverse effect.

We have identified one material weakness in our internal control over financial reporting as of December 31, 2023, which is ineffective preparation and review of the cashflow statements. This material weakness, and any additional material weaknesses that may be identified in the future, could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Due to the foregoing material weakness, as described in “Part II, Item 9A. Controls and Procedures,” our management has concluded that our internal control over financial reporting was not effective as of December 31, 2023. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP.

Due to the foregoing material weakness, and any additional material weaknesses that we may identify in the future, we may be unable to provide required financial information in a timely and reliable manner, and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the SEC, Nasdaq or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short-form registration statements, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our ordinary shares.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for assessing and managing any cybersecurity threats. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our board of directors for further actions, including regarding the appropriate disclosure, mitigation, or other response or actions that the board deems appropriate to take.

As of the date of this report, we have not encountered any cybersecurity incidents since our IPO.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices located at 1412 31-1 Taman Miharja Phase 3B, Jalan 3/93, 2 ½ Miles, Cheras, Kuala Lumpur, Malaysia 55200, and our telephone number is +603-91339688.

Item 3. Legal Proceedings.

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market Information.

Our Public Units, Ordinary Shares, Warrants, and Rights are each traded on The Nasdaq Global Market (“Nasdaq”) under the symbols “BUJAU,” “BUJA” “BUJAW,” and “BUJAR,” respectively.

Holders

As of the date hereof, we had 2 holders of record of our units, 5 holders of record of our separately traded Ordinary Shares, 1 holder of record of our separately traded Warrants, and 1 holder of record of our separately traded Rights. The number of record holders was determined from the records of our transfer agent.

Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On September 15, 2022, we issued 500,000,000 Ordinary Shares to the Sponsor. On November 16 2022, (1) we issued 1,437,500 Ordinary Shares of a par value of $0.0001 each to the Sponsor for a purchase price of $25,000, or approximately $0.0174 per share, and (2) the Sponsor surrendered 500,000,000 Ordinary Shares of a par value of $0.0001 each. On April 12, 2023, the Sponsor entered into a securities transfer agreement, pursuant to which the Sponsor transferred to our directors an aggregate of 23,000 Ordinary Shares, among which, 8,000 Founder Shares were transferred to Seck Chyn “Neil” Foo, and 5,000 Founder Shares were transferred to each of Bee Lian Ooi, Phui Lam Lee, and Suwardi Bin Hamzah Syakir.

On June 30, 2023, we consummated the IPO of 5,750,000 units (including 750,000 units issued upon the full exercise of the over-allotment option, the “Public Units”). Each Public Unit consists of one Ordinary Share, one-half of one redeemable warrant (the “Warrant”), each whole Warrant entitling the holder thereof to purchase one Ordinary Share at an exercise price of $11.50 per share, and one right (the “Right”), each one Right entitling the holder thereof to exchange for one-tenth of one Ordinary Share upon the completion of our initial business combination. The Public Units were sold at an offering price of $10.00 per Public Unit, generating gross proceeds of $57,500,000.

On June 30, 2023, substantially concurrently with the closing of the IPO, we completed the private sale (the “Private Placement”) of 424,307 units (the “Private Units”) to the Sponsor, at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $4,243,070.

Substantially concurrently with the closing of the IPO, we also issued to A.G.P. / Alliance Global Partners (“A.G.P.”), the representative of the underwriters of the IPO, 150,000 ordinary shares (the “Representative Shares”). The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). The fair value of the 150,000 Representative Shares was approximately $817,500 or $5.45 per share.

The proceeds of $58,362,500 ($10.15 per Public Unit) in the aggregate from the IPO and the Private Placement, were placed in a trust account (the “Trust Account”) established for the benefit of the Company’s public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company acting as trustee. Transaction costs amounted to $4,777,524, consisting of $2,012,500 of underwriting discounts and commissions, $1,150,000 of deferred underwriting commissions, $797,524 of other offering costs and $817,500 fair value of the 150,000 Representative Shares considered as part of the transaction costs.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company”, “us”, “our”, or “we” refer to Bukit Jalil Global Acquisition 1 Ltd. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes herein.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

On June 27, 2023, in connection with the IPO, the Company entered into an administrative service agreement with the Sponsor (the “Administrative Service Agreement”). Pursuant to the Administrative Service Agreement, the Company shall pay the Sponsor $10,000 per month (the “Administrative Service Fee”) from June 27, 2023, the date of the Company’s final prospectus for the IPO till the earlier of the consummation of an initial business combination or the Company’s liquidation. The Administrative Service Agreement provides that any unpaid amount of the Administrative Service Fee will accrue without interest and be due and payable no later than the date of the consummation of the Company’s initial business combination. On October 14, 2023, upon the approval of the Board of Directors and Audit Committee of the Company, the Company and the Sponsor agreed to waive full payment of the Administrative Service Fee from the start date up to 12 months. The total of $120,000 has been waived including the accrued liabilities of $35,000 as of October 14, 2023 and the remaining commitment balance $85, 000.

On January 9, 2024, the Company entered into a non-binding letter of intent (the “LOI”) with Global IBO Group Ltd (“Global IBO”), which outlines the general terms and conditions of a potential business combination involving Global IBO and its subsidiaries (the “Proposed Transaction”).

The LOI is on a non-binding basis and no agreement providing for any Proposed Transaction or any other transaction or the participation by either party therein will be deemed to exist unless and until definitive agreements have been executed. As of the date hereof, the Company has not entered into any definitive agreements, for the purpose of effecting into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our activities for the year ended December 31, 2023 involved mainly searching for a suitable target for our initial business combination, There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the year ended December 31, 2023, we had a net income of 1,058,806 which consisted of interest income of $3,737 on the operating bank account and interest and dividend income of $1,521,739 on investments held in Trust Account which was offset by operating cost of $466,670.

From the period from September 15, 2022 (inception) through December 31, 2022, we had a net loss of $18,504 generated from formation cost.

Liquidity and Capital Resources

For the year ended December 31, 2023, cash used in operating activities was $400,328. As of December 31, 2023, we had cash of $295,372 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem the ordinary shares. As of December 31, 2023, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

As of December 31, 2023, we had cash of $295,372 and a working capital of $239,460. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Investments Held in Trust Account

As of December 31, 2023, the assets held in the Trust Account was $59,884,239.

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

Offering Costs

Offering costs consisting principally of underwriting, legal and other expenses that are directly related to the IPO and charged to shareholders’ deficit upon the completion of the IPO. We comply with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”.

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

As of December 31, 2023, the assets held in the Trust Account was $59,884,239.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. We have identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on our evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Since we were incorporated on September 15, 2022, the evaluation was performed for 2023 and 2022 tax years which will be the only period subject to examination. We believe that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense

We may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in Mutual funds. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013) and identified one material weakness in our internal control over financial reporting as of December 31, 2023, which is ineffective preparation and review of the cashflow statements. As a result, management determined that we do not maintain effective internal control over financial reporting as of December 31, 2023. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting for the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Officers, Directors and Director Nominees

Our officers and directors are as follows:

Name	Age	Position
Seck Chyn “Neil” Foo	57	Chief Executive Officer, Chief Financial Officer, Director, and Chairman
Bee Lian Ooi	54	Independent Director
Phui Lam Lee	36	Independent Director
Suwardi Bin Hamzah Syakir	30	Independent Director

Dr. Seck Chyn “Neil” Foo is our Chief Executive Officer, Chief Financial Officer, Director and Chairman of the board of director. Since October 2022, Dr. Foo has served as an Executive Director of Sinar Tenaga Engineering Sdn Bhd, a construction and maintenance company. Since 2022, Dr.. Foo has served as a corporate advisor of Smile-Link Healthcare Global Berhad (Bursa Malaysia: 03023), a Malaysia-based dental services provider. Since October 2020, Dr. Foo has served as the Managing Director of Fission Capital Sdn Bhd, a business advisory company. Since July 2018, Dr. Foo has served as the Group Chairman and an Independent Director of MCOM Holdings Berhad (Bursa Malaysia: 03022), a Malaysia-based investment holding company focusing on segments including mobile payment solutions, mobile advertising platform and Internet services. Since September 2019, Dr. Foo has served as a senior advisor of Wise AI Sdn Bhd, an Association of Southeast Asian Nations based artificial intelligence platform company specializing in facial recognition technology. Since October 2021, Dr. Foo has served as the Chief Strategist of NCT Alliance Berhad (Bursa Malaysia: 0056), a Malaysia-based company engaged in construction, real estate and building materials trading. From December 2020 to May 2021, Dr. Foo served as an Investment Director of Novelplus Technology Berhad (Bursa Malaysia: 03045), a Malaysia-based investment holding company engaged in the development, operation and management of an online social reading and writing platform, NovelPlus. From March 2020 to February 2021, Dr. Foo served as the Global Panel Advisor of Ho Wah Genting Berhad (KLSE: 9601), an investment holding company engaged in the provision of management services. From April 2014 to May 2018, Dr. Foo served as CEO of Secretariat for the Advancement of Malaysian Entrepreneurs, an unit of Prime Minister Department of Malaysia to support Malaysia startups and small-medium enterprises. From January 2017 to May 2018, Dr. Foo was also a Committee Member of the Special Task Force Logistic of Ministry of Transport of Malaysia, and, from January 2016 to December 2017, he was a member of the Chairman Group of the Malaysia Representative to the APEC SME Forum. Dr. Foo has authored five books in English and Chinese, including the one with the latest topic of “The Sky is the AI Limit.” In December 1993, Dr. Foo obtained his Bachelor Degree of Business with a major in Business Management and Marketing from Charles Sturt University, New South Wales, Australia, and his Doctor of Business Administration degree from HELP University, Malaysia.

Ms. Bee Lian Ooi serves as our independent director. In June 2020, Ms. Ooi founded JL Signature Sdn. Bhd., a private investment and asset management firm focusing on real estate and technology-driven investment holdings in Malaysia, and she has served as the Managing Director since then. Specializing in haemodialysis patient care and general life support interventions, Ms. Ooi had served as an Associate Director of Nursing Department of the Penang Community Haemodialysis Society from January 2015 to March 2022, a healthcare provider. Her tenure included years of progressive leadership with experience in governance, operations, strategy development, advocacy, human resources and business development, where she served on several association-wide task forces. Since January 2008, Ms. Ooi has also served as a Sales and Marketing Manager in Healthcare Retailer Extra Excel (Malaysia) Sdn. Bhd., with experience in marketing healthcare and wellness products in the Malaysian market. Ms. Ooi received her Executive Master of Business Administration Degree from Lincoln University College, Malaysia in June 2022, and obtained a Diploma in Nursing from the College of Nursing, Hospital Lam Wah Ee, Malaysia in September 1992.

Mr. Phui Lam Lee serves as our independent director. Since October 2021, Mr. Lee has served as the Chief Executive Officer and a Director of Projaktor Studio Sdn Bhd., a public relation and business advisory firm. Since December 2018, Mr. Lee has been the founder of CS Capital Consultant, an asset management and consulting service provider. In November 2015, Mr. Lee founded Weelde Capital Sdn. Bhd., an investment holding company specialized in investment in startup companies in technology, education and hospitality sectors, and has served as director since then. From February 2016 to March 2019, Mr. Lee served as the Chief Financial Officer and Director of Scape Education Holdings Sdn. Bhd., a one-stop holistic education provider specialized in IGCSE exams and IELTS language center. In December 2009, Mr. Lee obtained his Bachelor of Engineering (Honors) in Electrical & Electronic Engineering from KBU International College, in collaboration with Sheffield Hallam University, UK.

Mr. Suwardi Bin Hamzah Syakir serves as our independent director. Since November 2017, Mr. Hamzah Syakir has served as an audit manager of CH Kok & Associates, a licensed audit firm in Malaysia. From Jun 2017 to November 2017, Mr. Hamzah Syakir served as an audit associate of AGS Advisory, an audit firm. From November 2016 to June 2017, Mr. Hamzah Syakir served as an audit assistant of Syed Mubarak & Co., an auditing, accounting and tax advisory services provider. From August 2014 to October 2016, Mr. Hamzah Syakir served as an accountant of Sunrise Advisory (M) Sdn. Bhd., an accounting and secretarial firm. In January 2021, Mr. Hamzah Syakir obtained his Bachelor of Accountancy (Honors) from Universiti Teknologi Mara.

Number and Terms of Office of Officers and Directors

Our board of directors consists of four members. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term: Class I, with a term expiring at the first annual general meeting — Suwardi Bin Hamzah Syakir; Class II, with a term expiring at the second annual general meeting — Bee Lian Ooi and Phui Lam Lee; and Class III, with a term expiring at the third annual general meeting — Seck Chyn “Neil” Foo. Prior to the completion of an initial business combination, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our Founder Shares. After completion of the business combination, subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors currently has two standing committees: an audit committee and a compensation committee. Because we are a “controlled company” under applicable Nasdaq rules, we do not have a nominating and governance committee. Subject to phase-in rules and a limited exception, the rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NASDAQ require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Ms. Ooi, Mr. Lee, and Mr. Hamzah Syakir currently serve as members of our audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent, subject to the certain phase-in provisions. Our board of directors has determined that each of Ms. Ooi, Mr. Lee, and Mr. Hamzah Syakir meets the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act.

Mr. Hamzah Syakir is the Chairperson of the audit committee. Each member of the audit committee meets the financial literacy requirements of Nasdaq, and our board of directors has determined that Mr. Hamzah Syakir qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●

reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●

determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Ms. Ooi, Mr. Lee, and Mr. Hamzah Syakir, each of whom is an independent director under Nasdaq’s listing standards. Ms. Ooi is the Chairperson of the compensation committee.

The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders).

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

We have adopted a code of ethics and business conduct (the “Code of Ethics”) applicable to our directors, officers and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us.  We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Clawback Policy

We adopted a clawback policy on November 30, 2023 that applies to our executive officers (the “Policy”) in order to comply with Nasdaq rules, which were approved by the SEC in June of 2023. The Policy took effect on November 30, 2023.

The policy gives our compensation committee the discretion to require executive officers to reimburse us for any Erroneously Awarded Compensation (as defined in the Policy) that was based on financial results that were subsequently restated as a result of that person’s misconduct.

Item 11. Executive Compensation.

Except that the Sponsor transferred to our directors an aggregate of 23,000 Founder Shares prior to the closing of the IPO, among which, 8,000 Founder Shares were transferred to Seck Chyn “Neil” Foo, and 5,000 Founder Shares were transferred to each of Bee Lian Ooi, Phui Lam Lee, and Suwardi Bin Hamzah Syakir, provided that in either case the directors remain with us until the closing of a business combination, no compensation of any kind, including finders, consulting or other similar fees, has been paid or will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely of Independent Directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary as of the date hereof by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

The beneficial ownership of our Ordinary Shares is based on an aggregate of 7,761,807 Ordinary Shares issued and outstanding as of the date hereof.

	Number of	Percentage of
	Ordinary Shares	Outstanding
Name and Address of Beneficial Owner (1)	Beneficially Owned (2)	Ordinary Shares
Officers and Directors
Seck Chyn “Neil” Foo	8,000	*
Bee Lian Ooi	5,000	*
Phui Lam Lee	5,000	*
Suwardi Bin Hamzah Syakir	5,000	*
All officers and directors as a group (4 individuals)	23,000	*
5% Holders
Bukit Jalil Global Investment Ltd. (2)	1,861,807	23.99%

*	Less than one percent

(1)

Unless otherwise indicated, the business address of each of the individuals is c/o Bukit Jalil Global Acquisition 1 Ltd., 31-1 Taman Miharja Phase 3B, Jalan 3/93, 2 ½ Miles, Cheras, Kuala Lumpur, Malaysia 55200.

(2)

Ms. Chyi Chyi Ooi is the sole member and sole director of Bukit Jalil Global Investment Ltd., the Sponsor. The person having voting, dispositive or investment powers over the Sponsor is Chyi Chyi Ooi, thus Chyi Chyi Ooiis deemed to have beneficial ownership of the shares held by the Sponsor.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On September 15, 2022, we issued 500,000,000 ordinary shares of a par value of $0.0001 each (the “Ordinary Shares”) to Bukit Jalil Global Investment Ltd. (the “Sponsor”). On November 16 2022, (1) we issued 1,437,500 Ordinary Shares of a par value of $0.0001 each to the Sponsor for a purchase price of $25,000, or approximately $0.0174 per share, and (2) the Sponsor surrendered 500,000,000 Ordinary Shares of a par value of $0.0001 each. On April 12, 2023, the Sponsor entered into a securities transfer agreement, pursuant to which the Sponsor transferred to our directors an aggregate of 23,000 Ordinary Shares, among which, 8,000 Founder Shares were transferred to Seck Chyn “Neil” Foo, and 5,000 Founder Shares were transferred to each of Bee Lian Ooi, Phui Lam Lee, and Suwardi Bin Hamzah Syakir, immediately following the effectiveness of the Registration Statement.

As of December 31, 2023, there were 1,437,500 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.0174 per share.

Private Units

On June 30, 2023, simultaneously with the consummation of the IPO, the Company completed the Private Placement of 424,307 Private Units to the Sponsor at a purchase price of $10.00 per Private Unit.

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

As of December 31, 2023, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

On June 27, 2023, in connection with the IPO, the Company entered into the Administrative Service Agreement with the Sponsor. Pursuant to the Administrative Service Agreement, the Company shall pay the Sponsor $10,000 per month as the Administrative Service Fee from June 27, 2023, the date of the Company’s final prospectus for the IPO till the earlier of the consummation of an initial business combination or the Company’s liquidation. The Administrative Service Agreement provides that any unpaid amount of the Administrative Service Fee will accrue without interest and be due and payable no later than the date of the consummation of the Company’s initial business combination.

On October 14, 2023, upon the approval of the Board of Directors and Audit Committee of the Company, the Company and the Sponsor agreed to waive full payment of the Administrative Service Fee from the start date up to 12 months. The total of $120,000 has been waived including the accrued liabilities of $35,000 as of October 14, 2023 and the remaining commitment balance $85,000.

Policy for Approval of Related Party Transactions

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the code of ethics that we have adopted is filed as an exhibit to our registration statement on Form S-1 (File No.: 333-272605), which became effective on June 27, 2023.

In addition, our audit committee, pursuant to a written charter that we have adopted, will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our insiders unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA, or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire, or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, compensation or cash payments will be made to our insiders, existing officers, directors or advisors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial business combination. In addition, the following payments will be made to our insiders or their affiliates, none of which will be made from the proceeds of the IPO held in the trust account prior to the completion of our initial business combination:

●	reimbursement of out-of-pocket expenses incurred by them in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations;

●

repayment at the closing of our initial business combination of loans which may be made by our insiders or an affiliate of our insiders to finance transaction costs in connection with an intended initial business combination, to meet our working capital needs or to extend our life, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $3,000,000 of such loans may be convertible into working capital units, at a price of $10.00 per unit at the option of the lender in addition to the convertible notes in connection with the potential extensions. Such working capital units are identical to the private units sold in the private placement; and

Our audit committee will review on a quarterly basis all payments that were made to our insiders or their affiliates.

Director Independence

Nasdaq requires that a majority of our board must be composed of “Independent Directors.” Currently, Ms. Bee Lian Ooi, Mr. Phui Lam Lee, and Mr. Suwardi Bin Hamzah Syakir are each considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Independent Directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to UHY LLP (“UHY”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees billed by UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our other required filings with the SEC for the year ended December 31, 2023 and for the period from September 15, 2022 (inception) through December 31, 2022 totaled $143,920 and $52,547, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” We paid UHY $31,138 and $10,650, respectively, for professional services rendered for audit related fees for the year period ended December 31, 2023 and for the period from September 15, 2022 (inception) through December 31, 2022.

Tax Fees. We did not pay UHY for tax planning and tax advice for the year ended December 31, 2023 and for the period from September 15, 2022 (inception) through December 31, 2022.

All Other Fees. We did not pay UHY for other services for the year ended December 31, 2023 and for the period from September 15, 2022 (inception) through December 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. The following documents are filed as part of this Annual Report:

Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein and “Index to Financial Statements” and financial statements incorporated by reference therein commencing below.

2. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description
3.1*

Amended and Restated Memorandum and Articles of Association, dated June 26, 2023. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on June 30, 2023)

4.1*	Specimen Unit Certificate. (incorporated herein by reference to Exhibit 4.1 to Form S-1 as filed with the Securities and Exchange Commission on June 23, 2023)

4.2*	Specimen Ordinary Share Certificate. (incorporated herein by reference to Exhibit 4.2 to Form S-1 as filed with the Securities and Exchange Commission on June 23, 2023)

4.3*	Specimen Warrant Certificate. (incorporated herein by reference to Exhibit 4.3 to Form S-1 as filed with the Securities and Exchange Commission on June 23, 2023)

4.4*	Specimen Right Certificate (incorporated herein by reference to Exhibit 4.4 to Form S-1 as filed with the Securities and Exchange Commission on June 23, 2023)

4.5*

Warrant Agreement, dated June  27, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent. (incorporated herein by reference to Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange Commission on June 30, 2023)

4.6*

Rights Agreement, dated June  27, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as rights agent. (incorporated herein by reference to Exhibit 4.2 to Form 8-K as filed with the Securities and Exchange Commission on June  30, 2023)

10.1*

Letter Agreement, dated June 27, 2023, among the Registrant and certain security holders. (incorporated herein by reference to Exhibit 10.6 to Form 8-K as filed with the Securities and Exchange Commission on June 30, 2023)

10.2*

Investment Management Trust Agreement, dated June 27, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as trustee. (incorporated herein by reference to Exhibit 10.3 to Form 8-K as filed with the Securities and Exchange Commission on June 30, 2023)

10.3*

Escrow Agreement between the Registrant, dated June 27, 2023, Continental Stock Transfer & Trust Company and certain shareholders. (incorporated herein by reference to Exhibit 10.4 to Form 8-K as filed with the Securities and Exchange Commission on June 30, 2023)

10.4*

Registration Rights Agreement, dated June 27, 2023, among the Registrant and certain security holders. (incorporated herein by reference to Exhibit 10.5 to Form 8-K as filed with the Securities and Exchange Commission on June 30, 2023)

28

10.5*

Private Units Purchase Agreement, dated June 27, 2023, between the Registrant and the Sponsor. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on June 30, 2023)

10.6*

Securities Transfer Agreement, dated April 12, 2023, among the Registrant, the Sponsor, and certain directors of the Registrant. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on June 30, 2023)

10.7*

Administrative Service Agreement, dated June 27, 2023, between the Registrant and the Sponsor. (incorporated herein by reference to Exhibit 10.8 to Form 8-K as filed with the Securities and Exchange Commission on June 30, 2023)

99.1*	Audit Committee Charter. (incorporated herein by reference to Exhibit 99.1 to Form S-1 as filed with the Securities and Exchange Commission on June 23, 2023)

99.2*	Compensation Committee Charter. (incorporated herein by reference to Exhibit 99.2 to Form S-1 as filed with the Securities and Exchange Commission on June 23, 2023)

31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUKIT JALIL GLOBAL ACQUISITION 1 LTD.

Date: April 2, 2024
	By:	/s/ Seck Chyn Foo
Seck Chyn Foo
Chief Executive Officer, Chief Financial Officer, Chairman and Secretary
(Principal Executive Officer, Principal Financial Officer and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Seck Chyn Foo	Chief Executive Officer, Chief Financial Officer, Chairman and Director	April 2, 2024
Seck Chyn Foo	(Principle Executive Officer, Principal Accounting and Financial Officer)

/s/ Bee Lian Ooi	Director	April 2, 2024
Bee Lian Ooi

/s/ Phui Lam Lee	Director	April 2, 2024
Phui Lam Lee

/s/ Suwardi Bin Hamzah Syakir	Director	April 2, 2024
Suwardi Bin Hamzah Syakir

BUKIT JALIL GLOBAL ACQUISITION 1 LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Bukit Jalil Global Acquisition 1 Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bukit Jalil Global Acquisition 1 Ltd. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2023 and for the period from September 15, 2022 (inception) to December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and the period from September 15, 2022 (inception) to December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared to assume the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, and incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in the pursuit of the consummation of a business combination. The Company’s cash and working capital as of December 31, 2023, are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events, conditions and plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, and our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2022.

New York, New York

April 2, 2024

BUKIT JALIL GLOBAL ACQUISITION 1 LTD
BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current assets
Cash	$295,372	$-
Other receivable	-	70,278
Deferred offering costs	-	249,704
Prepaid expenses	101,684	-
Total current asset	397,056	319,982

Investments held in Trust Account	59,884,239	-
TOTAL ASSETS	$60,281,295	$319,982

Liabilities and Shareholders' Equity
Current Liabilities
Due to related party	$38,676	$-
Other payable and accrued expenses	118,920	55,260
Promissory note - related party	-	258,226
Total Current Liabilities	157,596	313,486

Deferred underwriters' discount	1,150,000	-
Total Liabilities	1,307,596	313,486

Commitments and contingencies

Ordinary shares subject to possible redemption, 5,750,000 shares at redemption value	54,526,904	-

Shareholders' Equity:
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of December 31, 2023 and 2022, respectively
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 2,011,807 and 1,437,500 shares issued and outstanding as of December 31, 2023 and 2022, respectively (excluding 5,750,000 shares subject to possible redemption)	202	144
Additional paid-in capital	4,446,593	24,856
Accumulated deficit	-	(18,504)
Total Shareholders' Equity	4,446,795	6,496

Total Liabilities and Shareholders' Equity	$60,281,295	$319,982

The accompanying notes are an integral part of these audited financial statements

BUKIT JALIL GLOBAL ACQUISITION 1 LTD
STATEMENTS OF OPERATIONS

		For the Period From
		September 15, 2022
	For the Year Ended	(Inception) Through
	December 31, 2023	December 31, 2022

Formation and operating costs	$341,320	$18,504
Share-based compensation expense	125,350	-
Loss from Operations	(466,670)	(18,504)

Other income:
Interest income	3,737	-
Dividend income on investments held in Trust	1,521,739	-

Net Income (Loss)	$1,058,806	$(18,504)

Basic and diluted weighted ordinary average shares outstanding, subject to possible redemption	2,914,384	-
Basic and diluted net income per ordinary shares subject to possible redemption	$1.05	$
Basic and diluted weighted average ordinary shares outstanding	1,728,587	1,250,000
Basic and diluted net loss per ordinary share attributable to non-redeemable ordinary shares	$(1.15)	$(0.01)

The accompanying notes are an integral part of these audited financial statements

BUKIT JALIL GLOBAL ACQUISITION 1 LTD
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	For the Year Ended December 31, 2023
			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	1,437,500	$144	$24,856	$(18,504)	$6,496
Sale of public units through public offering	5,750,000	575	57,499,425	-	57,500,000
Sale of private placement shares	424,307	43	4,243,027	-	4,243,070
Issuance of representative shares	150,000	15	817,485	-	817,500
Share compensation expense	-	-	125,350	-	125,350
Underwriters' discount	-	-	(3,162,500)	-	(3,162,500)
Other offering expenses	-	-	(1,615,024)	-	(1,615,024)
Reclassification of ordinary shares subject to redemption	(5,750,000)	(575)	(52,349,725)	-	(52,350,300)
Allocation of offering costs to ordinary shares subject to redemption	-	-	4,236,160	-	4,236,160
Accretion of ordinary share subject to redemption value	-	-	(5,372,462)	(1,040,302)	(6,412,764)
Net Income	-	-	-	1,058,806	1,058,806
Balance as of December 31, 2023	2,011,807	$202	$4,446,593	$-	$4,446,795

		For the Period From September 15, 2022 (Inception) through December 31, 2022
		Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders'
		Shares	Amount	Capital	Deficit	Equity
Balance as of September 15 ,2022 (inception)		-	$-	$-	$-	$-
Founder shares issued to initial shareholders	(1)	500,000,000	50,000	-	-	50,000
Founder shares issued to initial shareholder	(1)	1,437,500	144	24,856		25,000
Founder shares surrendered	(1)	(500,000,000)	(50,000)	-		(50,000)
Net loss		-	-	-	(18,504)	(18,504)
Balance as of December 31, 2022		1,437,500	$144	$24,856	$(18,504)	$6,496

_____________

(1) On September 15, 2022, the Company issued 500,000,000 ordinary shares of a par value of $0.0001 each to the Sponsor. On November 16, 2022, the Sponsor acquired 1,437,500 shares and surrendered 500,000,000 ordinary shares. Those shares issuance and cancelation were considered as a recapitalization, which were recorded and presented retroactively.

The accompanying notes are an integral part of these audited financial statements

BUKIT JALIL GLOBAL ACQUISITION 1 LTD
STATEMENTS OF CASH FLOWS

		For the Period From
		September 15, 2022
	For the	(Inception) Through
	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities:
Net Income (loss)	$1,058,806	$(18,504)
Adjustments to reconcile net (income) loss to net cash used in operating activities:
Share-based compensation expense	125,350	-
Dividend income on investments held in Trust	(1,521,739)
Changes in operating assets and liabilities:
Other receivable	70,278	-
Prepaid expenses	(121,683)	-
Due to related party payable	38,676	-
Other payable and accrued expenses	(11,340)	-
Net Cash Used in Operating Activities	(361,652)	(18,504)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(58,362,500)	-
Net Cash Used in Investing Activities	(58,362,500)	-

Cash Flows from Financing Activities:
Proceeds from sale of ordinary shares	-	25,000
Payment of deferred offering costs	-	(6,496)
Proceeds from sale of public units through public offerings, net of underwriters’ discount	55,487,500	-
Proceeds from sale of private placement units	4,243,070	-
Proceeds from issuance of promissory note to related party	175,282	-
Repayment of promissory note to related party	(433,508)	-
Payment of offering costs	(452,820)	-
Net Cash Provided by Financing Activities	59,019,524	18,504

Net Change in Cash	295,372	-

Cash, beginning of period	-
Cash, end of year	$295,372	$-

Supplemental Disclosure of noncash investing and financing activities:
Deferred offering costs charged to APIC	$1,615,024	$-
Deferred offering costs paid by promissory note	$-	$187,948
Other receivable paid by promissory note-related party	$-	$70,728
Deferred underwriter's discount	$1,150,000	$-
Reclassification of ordinary shares subject to redemption	$52,350,300	$-
Issuance of representative shares	$817,500	$-
Allocation of offering costs to ordinary shares subject to redemption	$4,236,160	$-
Accretion of ordinary shares subject to redemption value	$6,412,764	$-

The accompanying notes are an integral part of these audited financial statements

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Financial Statements

Note 1 — Organization and Business Operation

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

As of December 31, 2023, the Company had not commenced any operations. For the period from September 15, 2022 (inception) through December 31, 2023, the Company’s efforts have been limited to organizational activities as well as activities related to its IPO (as defined below) and searches for targets for a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generated non-operating income in the form of interest income from the proceeds derived from the IPO (as defined below).

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

Transaction costs amounted to $4,777,524, consisting of $2,012,500 of underwriting discounts and commissions, $1,150,000 of deferred underwriting commissions, $797,524 of other offering costs and $817,500 fair value of the 150,000 Representative Shares considered as part of the transaction costs.

Following the closing of the IPO and the issuance and the sale of Private Placement Units on June 30, 2023, $58,362,500 ($10.15 per Public Unit) from the net proceeds of the sale of the Public Units in the IPO and the sale of Private Placement Units was placed into a U.S. based trust account with Continental Stock Transfer & Trust Company, acting as trustee, and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to pay the Company’s tax obligations, the proceeds from the IPO and the sale of the Private Placement Units that are deposited in the trust account will not be released from the trust account until the earliest to occur of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination by June 30, 2024 (or up to December 30, 2024 if the Company extends the period of time to consummate a Business Combination) (the “Combination Period”), provided that the Sponsor or designee must deposit into the trust account for each three-month extension $575,000 ($0.10 per Public Units), up to an aggregate of $1,150,000, on or prior to the date of the applicable deadline), or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (c) the redemption of the public shares if the Company is unable to complete the Business Combination within the Combination Period, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Financial Statements

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

Going Concern Consideration

As of December 31, 2023, the Company had cash of $295,372 and a working capital of $239,460.

The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $433,508.

The Company’s cash and working capital as of December 31, 2023, are not sufficient to complete its planned activities to consummate a business combination for the upcoming year. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to obtain additional funds from related parties to provide the additional working capital necessary to carry out its objective to consummate a business combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Financial Statements

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $295,372 and $0 in cash and did not have any cash equivalents as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, $45,372 and $0, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

Furthermore, recent bank failures, non-performance, or other adverse developments that affect financial institutions could impair the ability of one or more of the banks participating in the credit facility from honoring their commitments. Such events could have a material adverse effect on the Company’s financial condition or results of operations.

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Financial Statements

Investments Held in Trust Account

At December 31, 2023, the assets held in the Trust Account were substantially held in BlackRock Liquidity Treasury Trust Fund, a money market mutual funds. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Income earned on these investments will be fully reinvested into the investments held in the Trust Account and therefore considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the statements of cash flows. Such income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of Business Combination. For the years ended December 31, 2023 and 2022, there were $1,521,739 and $0 of dividend income recognized, respectively.

As of December 31, 2023, the assets held in the trust account was $59,884,239.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and to accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument, and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period leading up to a Business Combination. As of December 31, 2023, the Company recognized accumulated accretion of initial measurement of ordinary shares subject to redemption value of $4,891,024 with unrecognized accretion of $5,357,336 based on $58,362,500 ($10.15 per Public Unit) deposited into trust account upon IPO closing. In addition, the Company recognized $1,521,739 of dividend income earned from trust account as the additional accretion for the year ended December 31, 2023.

Share Compensation Expense

The Company accounts for share-based compensation expense in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC  718”). Under ASC718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a share-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred (see Note 5 for more discussion about the details). The Company has recognized share-based compensation expense in the amount of $125,350 for the year ended December 31, 2023.

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Financial Statements

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”.  Offering costs were $4,777,524 consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to shareholders’ equity upon the completion of the IPO.

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

At December 31, 2023, the assets held in the Trust Account were substantially held in a money market mutual funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31, 2023		December 31, 2022
	Level	Investment	Level	Investment

Assets:
Investments held in Trust Account	1	59,884,239	-	-
Total		$59,884,239		$-

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Financial Statements

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on September 15, 2022, the evaluation was performed for 2023 and 2022 tax years which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public stockholders. For the year ended December 31, 2023, the Company has not considered the effect of the Warrants sold in the IPO to purchase an aggregate of 5,750,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. For the year ended December 31, 2023 and the period from September 15, 2022 (inception) to December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Financial Statements

The net income (loss) per share presented in the statement of operations is based on the following:

		For the
	For the Year ended	Period from September 15, 2022 (inception) Through
	December 31, 2023	December 31, 2022
Net income (loss)	$1,058,806	$(18,504)

Subsequent accretion of carrying value to redemption value	(6,412,764)	-
Net loss including accretion of carrying value of redemption value	$(5,353,958)	$(18,504)

	For the Year Ended		For the Period from September 15, 2022 (inception) Through
	December 31, 2023		December 31, 2022
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss	$(3,360,668)	$(1,993,289)	$-	$(18,504)
Accretion of initial measurement of common stock subject to redemption value	6,412,764	-	-	-
Allocation of net income (loss)	$3,052,096	$(1,993,289)	$-	$(18,504)
Denominators:
Weighted-average ordinary shares outstanding	2,914,384	1,728,587	-	1,250,000

Basic and diluted net income (loss) per share	$1.05	$(1.15)	$-	$(0.01)

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

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Financial Statements

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

As of December 31, 2023, the amount of ordinary shares reflected on the balance sheet are reconciled in the following table.

As of December 31, 2023
Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights and warrants	(5,149,700)
Allocation of offering costs of public shares	(4,236,160)
Plus:
Accretion of carrying value to redemption value	6,412,764
Ordinary shares subject to possible redemption	$54,526,904

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

The transfer of the insider shares to the Company’s directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 23,000 shares transferred to the Company’s directors was approximately $125,350 or $5.45 per share which was charged to statements of operations as a share-based compensation expense assuming the completion of business combination would be possibly occurred.

The Company used the following assumptions to estimate the fair value of the shares using Level 3 fair value measurements inputs at the measurement date:

Time to expiration	2.0
Risk-free rate	4.9%
Volatility	5.0%
Dividend yield	0.0%
Expected likelihood of a successful business combination	60%

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Financial Statements

Due to Related Party

On June 27, 2023, in connection with the IPO, the Company entered into an administrative service agreement with the Sponsor (the “Administrative Service Agreement”). Pursuant to the Administrative Service Agreement, the Company shall pay the Sponsor $10,000 per month (the “Administrative Service Fee”) from June 27, 2023, the date of the Company’s final prospectus for the IPO till the earlier of the consummation of an initial business combination or the Company’s liquidation. The Administrative Service Agreement provides that any unpaid amount of the Administrative Service Fee will accrue without interest and be due and payable no later than the date of the consummation of the Company’s initial business combination. On October 14, 2023, upon the approval of the Board of Directors and Audit Committee of the Company, the Company and the Sponsor agreed to waive full payment of the Administrative Service Fee from the start date up to 12 months. The total of $120,000 has been waived including the accrued liabilities of $35,000 as of October 14, 2023 and the remaining commitment balance $85,000.

As of December 31, 2023, the total amount contains operating costs of $38,676 paid by the Sponsor on behalf of the Company.

Promissory Note — Related Party

On November 4, 2022, the Sponsor has agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and is due at the earlier of (1) December 31, 2023 or (2) the date on which the Company consummates an initial public offering of its securities. Total amount of $433,508 under the promissory note was fully repaid upon closing of the IPO on June 30, 2023. As of December 31, 2023 and 2022, the balances of the promissory note was $0 and $258,226, respectively.

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

As of December 31, 2023, and 2022 the Company had no borrowings under the working capital loans.

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

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Financial Statements

Underwriters Agreement

The Company made an underwriting discount of 3.5% of the gross proceeds of the IPO, or $2,012,500 to the underwriters at the closing of the IPO.

The Company will pay the underwriters a cash fee (the “Deferred Underwriting Fee”) of 2.0% of the gross proceeds of the IPO, or $1,150,000 upon the consummation of the Company’s initial Business Combination. As of December 31, 2023, the deferred underwriters’ discount was $1,150,000 as a long-term liability on the balance sheets.

Representative Shares

The Company issued to the representative and/or its designees, 150,000 Representative Shares upon the consummation of the IPO. The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales of the IPO pursuant to FINRA Rule 5110(e)(1). The fair value of the 150,000 Representative Shares was approximately $817,500 or $5.45 per share which was charged to shareholders' equity upon the completion of the IPO.

The Company used the following assumptions to estimate the fair value of the representative shares using Level 3 fair value measurements inputs at the measurement date:

Time to expiration	1.50
Risk-free rate	5.2%
Volatility	5.0%
Dividend yield	0.0%
Expected likelihood of a successful business combination	60%

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

As of December 31, 2023, there were 2,011,807 ordinary shares issued or outstanding, excluding 5,750,000 shares subject to possible redemption.

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

As of December 31, 2023, 2,875,000 public warrants were outstanding. Substantially concurrently with the closing of the IPO, the Company issued 212,153 private warrants to the Sponsor included in the Private Placement Units. As of December 31, 2023, there were 212,153 private warrants issued and outstanding. The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Financial Statements

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

On January 9, 2024, the Company entered into a non-binding letter of intent (the “LOI”) with Global IBO Group Ltd (“Global IBO”), which outlines the general terms and conditions of a potential business combination involving Global IBO and its subsidiaries (the “Proposed Transaction”).

