Form 10-Q
period 2024-03-31
Bukit Jalil Global Acquisition 1 Ltd.
filed 2024-05-15
CIK 1956055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, there were 7,761,807 ordinary shares of the Company, par value $0.0001 per share, issued and outstanding.

BUKIT JALIL GLOBAL ACQUISITION 1 LTD.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BUKIT JALIL GLOBAL ACQUISITION 1 LTD
BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$31,508	$295,372
Prepaid expenses	118,051	101,684
Total current asset	149,559	397,056

Investments held in Trust Account	60,665,385	59,884,239
TOTAL ASSETS	$60,814,944	$60,281,295

Liabilities and Shareholders' Equity
Current Liabilities
Due to related party	$30,524	$38,676
Other payable and accrued expenses	112,260	118,920
Total Current Liabilities	142,784	157,596

Deferred underwriters' discount	1,150,000	1,150,000
Total Liabilities	1,292,784	1,307,596

Commitments and contingencies

Ordinary shares subject to possible redemption, 5,750,000 shares at redemption value	57,922,252	54,526,904

Shareholders' Equity:
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of March 31, 2024 and December 31, 2023, respectively
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 2,011,807 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively (excluding 5,750,000 shares subject to possible redemption)	202	202
Additional paid-in capital	1,599,706	4,446,593
Accumulated deficit	-	-
Total Shareholders' Equity	1,599,908	4,446,795

Total Liabilities and Shareholders' Equity	$60,814,944	$60,281,295

The accompanying notes are an integral part of these unaudited condensed financial statements

BUKIT JALIL GLOBAL ACQUISITION 1 LTD
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Formation and operating costs	$232,685	$57
Loss from Operations	(232,685)	(57)

Other income:
Interest income	-	347
Dividend income on investments held in Trust	781,146	-

Net Income (Loss)	$548,461	$290

Basic and diluted weighted ordinary average shares outstanding, subject to possible redemption	5,750,000	-
Basic and diluted net income per ordinary shares subject to possible redemption	$0.22	-
Basic and diluted weighted average ordinary shares outstanding	2,011,807	1,250,000
Basic and diluted net loss per ordinary share attributable to non-redeemable ordinary shares	$(0.37)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements

BUKIT JALIL GLOBAL ACQUISITION 1 LTD
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended March 31, 2024

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholder's
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023 (Audited)	2,011,807	$202	$4,446,593	$-	$4,446,795
Accretion of ordinary share subject to redemption value			(2,846,887)	(548,461)	(3,395,348)
Net Income				548,461	548,461
Balance as of March 31, 2024 (Unaudited)	2,011,807	$202	$1,599,706	$-	$1,599,908

For the Three Months Ended March 31, 2023

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022 (Audited)	1,437,500	$144	$24,856	$(18,504)	$6,496
	-	-	-	-	-
Net loss	-	-	-	290	290
Balance as of March 31, 2023 (Unaudited)	1,437,500	$144	$24,856	$(18,214)	$6,786

The accompanying notes are an integral part of these unaudited condensed financial statements

BUKIT JALIL GLOBAL ACQUISITION 1 LTD
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Cash Flows from Operating Activities:
Net Income	$548,461	$290
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend income on investments held in Trust	(781,146)	-
Changes in operating assets and liabilities:
Other receivable	-	70,278
Prepaid expenses	(16,367)	-
Due to related party payable	(8,152)	-
Other payable and accrued expenses	(6,660)	(5,260)
Net Cash Used in (Provided by) Operating Activities	(263,864)	65,308

Cash Flows from Investing Activities:
Proceeds form promissory note - related party	-	30,492
Payment on promissory note - related party	-	(12,358)
Net Cash Provided by Investing Activities	-	18,134

Net Change in Cash	(263,864)	83,442

Cash, beginning of period	295,372	-
Cash, end of year	$31,508	$83,442

Supplemental Disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued expenses	$-	$5,000
Accrued expense paid by promissory note - related party	$-	$50,000
Accretion of ordinary shares subject to redemption value	$3,395,348	$-

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

As of March 31, 2024 and December 31, 2023, the Company had not commenced any operations. For the period from September 15, 2022 (inception) through March 31, 2024, the Company’s efforts have been limited to organizational activities as well as activities related to its IPO (as defined below) and searches for targets for a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generated non-operating income in the form of interest income from the proceeds derived from the IPO (as defined below).

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

Going Concern Consideration

As of March 31, 2024, the Company had cash of $31,508 and a working capital of $6,775.

The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $433,508. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement not held in the Trust Account.

The Company’s cash and working capital as of March 31, 2024, are not sufficient to complete its planned activities to consummate a business combination for the upcoming year. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to obtain additional funds from related parties to provide the additional working capital necessary to carry out its objective to consummate a business combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on April 2, 2024.

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $31,508 and $295,372 in cash and did not have any cash equivalents as of March 31, 2024 and December 31 2023, respectively. As of March 31, 2024 and December 31, 2023, $0 and $45,372, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

Furthermore, bank failures, non-performance, or other adverse developments that affect financial institutions could impair the ability of one or more of the banks participating in the credit facility from honoring their commitments. Such events could have a material adverse effect on the Company’s financial condition or results of operations.

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

(Unaudited)

Investments Held in Trust Account

At March 31, 2024 and December 31, 2023, the assets held in the Trust Account were substantially held in BlackRock Liquidity Treasury Trust Fund, a money market mutual funds. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Income earned on these investments will be fully reinvested into the investments held in the Trust Account and therefore considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the statements of cash flows. Such income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of Business Combination. For the three months ended March 31, 2024 and 2023, there were $781,146 and $0 of dividend income recognized, respectively.

As of March 31, 2024 and December 31, 2023, the assets held in the trust account was $60,665,385 and $59,884,239, respectively.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and to accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument, and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period leading up to a Business Combination. As of March 31, 2024, the Company recognized accumulated accretion of ordinary shares subject to redemption value of $7,505,226 with unrecognized accretion of $2,743,134 based on $58,362,500 ($10.15 per Public Unit) deposited into trust account upon IPO closing. In addition, the Company recognized $781,146 of dividend income earned from trust account as the additional accretion for the three months ended March 31, 2024.

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

Furthermore, bank failures, non-performance, or other adverse developments that affect financial institutions could impair the ability of one or more of the banks participating in the credit facility from honoring their commitments. Such events could have a material adverse effect on the Company’s financial condition or results of operations.

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

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

(Unaudited)

At March 31, 2024 and December 31, 2023, the assets held in the Trust Account were substantially held in a money market mutual funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31, 2024		December 31, 2022
	Level	Investment	Level	Investment

Assets:
Investments held in Trust Account	1	60,665,385	1	59,884,239
Total		$60,665,385		$59,884,239

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

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

(Unaudited)

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public stockholders. For the three months ended March 31, 2024, the Company has not considered the effect of the Warrants sold in the IPO to purchase an aggregate of 5,750,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive in period which the Company incurred net loss and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. For the three months ended March 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Net income	$548,461	$290

Subsequent accretion of carrying value to redemption value	(3,395,348)	-
Net loss including accretion of carrying value of redemption value	$(2,846,887)	$290

	For the Three Months Ended		For the Three Months Ended
	March 31, 2024		March 31, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss	$(2,108,994)	$(737,894)	$-	$290
Accretion of ordinary share subject to redemption value	3,395,348	-	-	-
Allocation of net income (loss)	$1,286,354	$(737,894)	$-	$290
Denominators:
Weighted-average ordinary shares outstanding	5,750,000	2,011,807	-	1,250,000

Basic and diluted net income (loss) per share	$0.22	$(0.37)	$-	$0.01

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

As of March 31, 2024 and December 31, 2023, the amount of ordinary shares reflected on the balance sheet are reconciled in the following table.

As of March 31, 2024
Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights and warrants	(5,149,700)
Allocation of offering costs of public shares	(4,236,160)
Plus:
Accretion of carrying value to redemption value	6,412,764
Ordinary shares subject to possible redemption, December 31, 2023	$54,526,904
Plus:
Subsequent accretion of carrying value to redemption value	3,395,348
Ordinary shares subject to possible redemption, March 31, 2024	$57,922,252

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

Due to Related Party

On June 27, 2023, in connection with the IPO, the Company entered into an administrative service agreement with the Sponsor (the “Administrative Service Agreement”). Pursuant to the Administrative Service Agreement, the Company shall pay the Sponsor $10,000 per month (the “Administrative Service Fee”) from June 27, 2023, the date of the Company’s final prospectus for the IPO till the earlier of the consummation of an initial business combination or the Company’s liquidation. The Administrative Service Agreement provides that any unpaid amount of the Administrative Service Fee will accrue without interest and be due and payable no later than the date of the consummation of the Company’s initial business combination. On October 14, 2023, upon the approval of the Board of Directors and Audit Committee of the Company, the Company and the Sponsor agreed to waive full payment of the Administrative Service Fee from the start date up to 12 months. The total of $120,000 has been waived including the accrued liabilities of $35,000 as of October 14, 2023 and the remaining commitment balance $85,000. As of March 31, 2024 and December 31, 2023, there was no balance payable to the Sponsor.

For the year ended December 31, 2023, the Sponsor paid operating costs of $38,676 on behalf of the company. As of March 31, 2024 and December 31, 2023, the total amount due to related party were  $30,524 and $38,676, respectively.

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

(Unaudited)

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

As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the working capital loans.

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

The Company will pay the underwriters a cash fee (the “Deferred Underwriting Fee”) of 2.0% of the gross proceeds of the IPO, or $1,150,000 upon the consummation of the Company’s initial Business Combination. As of March 31, 2024 and December 31, 2023, the deferred underwriters’ discount was $1,150,000 as a long-term liability on the balance sheets.

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

As of March 31, 2024 and December 31, 2023, there were 2,011,807 ordinary shares issued or outstanding, excluding 5,750,000 shares subject to possible redemption. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of ordinary shares will vote on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act (as the same may be supplemented or amended from time to time) of the Cayman Islands or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by the Company’s shareholders. The Company’s board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. There is no cumulative voting with respect to the appointment of directors, with the result that the holders of more than 50% of the shares voted for the appointment of directors can appoint all of the directors. The shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor.

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

As of March 31, 2024 and December 31, 2023, 2,875,000 public warrants were outstanding. Substantially concurrently with the closing of the IPO, the Company issued 212,153 private warrants to the Sponsor included in the Private Placement Units. As of March 31, 2024 and December 31, 2023, there were 212,153 private warrants issued and outstanding. The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

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

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

(Unaudited)

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

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that these financial statements were issued. Based on this review, management identified the following subsequent events that are required disclosure in the financial statements:

On April 22, 2024, the Company entered into an advisory agreement with A.G. P./Alliance Global Partners (“AGP”), pursuant to which AGP will serve as the exclusive financial advisor to the Company with respect to the proposed business combination. The total transaction fee for AGP under the agreement will be $400,000.

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

Recent Development

On January 9, 2024, the Company entered into a non-binding letter of intent (as amended, the “LOI”) with Global IBO Group Ltd (“Global IBO”), which outlines the general terms and conditions of a potential business combination involving Global IBO and its subsidiaries (the “Proposed Transaction”).

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our activities since the IPO have involved mainly searching for a suitable target for our initial business combination, There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the three months ended March 31, 2024, we had a net income of $548,461, which consisted of interest and dividend income of $781,146 on investments held in the Trust Account which was offset by operating cost of $232,685.

For the three months ended March 31, 2023, we had a net income of $290, which consisted of interest income of $347 from our operating bank account which was offset by operating cost of $57.

Liquidity and Capital Resources

For the three months ended March 31, 2024 and 2023, cash used and provided in operating activities was $263,864 and 65,308, respectively. As of March 31, 2024 and 2023, we had cash of $31,508 and $83,442, respectively,  available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem the ordinary shares. As of March 31, 2024 and 2023, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

As of March 31, 2024, we had cash of $31,508 and working capital of $6,775. The Company’s cash and working capital as of March 31, 2024, are not sufficient to complete its planned activities to consummate a business combination for the upcoming year. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to obtain additional funds from related parties to provide the additional working capital necessary to carry out its objective to consummate a business combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Investments Held in Trust Account

As of March 31, 2024, the assets held in the Trust Account were in the amount of $60,665,385.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. We have identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on our evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Since we were incorporated on September 15, 2022, the evaluation was performed for the 2023 and 2022 tax years which will be the only period subject to examination. We believe that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2024, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer who also serves as our principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A total of  $58,362,500 ($10.15 per Public Unit) from the IPO and the Private Placement were placed in the U.S.-based Trust Account maintained by Continental Stock Transfer & Trust Company. Total offering costs were $4,777,524 consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to shareholders’ equity upon the completion of the IPO.

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

BUKIT JALIL GLOBAL ACQUISITION 1 LTD.

Date: May 14, 2024	By:	/s/ Seck Chyn Foo
Seck Chyn Foo
Chief Executive Officer, Chief Financial Officer, Chairman and Secretary (Principal Executive Officer, Principal Financial Officer and Accounting Officer)

