Form 10-Q
period 2024-06-30
Bukit Jalil Global Acquisition 1 Ltd.
filed 2024-08-15
CIK 1956055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of the date hereof, there were 4,941,322 ordinary shares of the Company, par value $0.0001 per share, issued and outstanding.

BUKIT JALIL GLOBAL ACQUISITION 1 LTD.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BUKIT JALIL GLOBAL ACQUISITION 1 LTD

BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$54,466	$295,372
Prepaid expenses	76,834	101,684
Total current asset	131,300	397,056

Investments held in Trust Account	61,455,203	59,884,239
TOTAL ASSETS	$61,586,503	$60,281,295

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Due to related party	$30,524	$38,676
Sponsor Loan	133,000
Other payable and accrued expenses	199,014	118,920
Total Current Liabilities	362,538	157,596

Deferred underwriters' discount	1,150,000	1,150,000
Total Liabilities	1,512,538	1,307,596

Commitments and contingencies

Ordinary shares subject to possible redemption, 5,750,000 shares at redemption value	61,455,203	54,526,904

Shareholders' (Deficit) Equity:
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of June 30, 2024 and December 31, 2023, respectively
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 2,011,807 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively (excluding 5,750,000 shares subject to possible redemption)	202	202
Additional paid-in capital	-	4,446,593
Accumulated deficit	(1,381,440)	-
Total Shareholder's (Deficit) Equity	(1,381,238)	4,446,795

Total Liabilities and Shareholders' (Deficit) Equity	$61,586,503	$60,281,295

The accompanying notes are an integral part of these unaudited condensed financial statements

BUKIT JALIL GLOBAL ACQUISITION 1 LTD

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023

Formation and operating costs	$238,012	$4,081	$470,697	$4,138
Share-based compensation expense		125,350		125,350
Loss from Operations	(238,012)	(129,431)	(470,697)	(129,488)

Other income:
Interest income	-	157	-	504
Dividend income on investments held in Trust	789,818	-	1,570,964	-

Net Income (Loss)	$551,806	$(129,274)	$1,100,267	$(128,984)

Basic and diluted weighted ordinary average shares outstanding, subject to possible redemption	5,750,000	63,187	5,750,000	31,768
Basic and diluted net income (loss) per ordinary shares subject to possible redemption	$0.23	$(0.09)	$0.45	$(0.09)
Basic and diluted weighted average ordinary shares outstanding	2,011,807	1,443,811	2,011,807	1,440,673
Basic and diluted net loss per ordinary share attributable to non-redeemable ordinary shares	$(0.38)	$(0.09)	$(0.75)	$(0.09)

The accompanying notes are an integral part of these unaudited condensed financial statements

BUKIT JALIL GLOBAL ACQUISITION 1 LTD
STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY

	For the Three and Six Months Ended June 30, 2024
			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholder's
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2023 (Audited)	2,011,807	$202	$4,446,593	$-	$4,446,795
Accretion of ordinary share subject to redemption value			(2,846,887)	(548,461)	(3,395,348)
Net Income	-	-	-	548,461	548,461
Balance as of March 31, 2024 (Unaudited)	2,011,807	202	1,599,706	-	1,599,908
Accretion of ordinary share subject to redemption value	-	-	(1,599,706)	(1,933,246)	(3,532,952)
Net Income				551,806	551,806
Balance as of June 30, 2024 (Unaudited)	2,011,807	$202	$-	$(1,381,440)	$(1,381,238)

	For the Three and Six Months Ended June 30, 2023
			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022 (Audited)	1,437,500	$144	$24,856	$(18,504)	$6,496
Net Income	-	-	-	290	290
Balance as of March 31, 2023 (Unaudited)	1,437,500	144	24,856	(18,214)	6,786
Sale of public units through public offering	5,750,000	575	57,499,425	-	57,500,000
Sale of private placement shares	424,307	43	4,243,027	-	4,243,070
Issuance of representative shares	150,000	15	817,485	-	817,500
Share compensation expense			125,350	-	125,350
Underwriters' discount	-	-	(3,162,500)	-	(3,162,500)
Other offering expenses	-	-	(1,540,024)	-	(1,540,024)
Reclassification of ordinary shares subject to redemption	(5,750,000)	(575)	(52,349,725)	-	(52,350,300)
Allocation of offering costs to ordinary shares subject to redemption			4,236,160	-	4,236,160
Net Income	-	-	-	(129,274)	(129,274)
Balance as of June 30, 2023 (Unaudited)	2,011,807	$202	$9,894,054	$(147,488)	$9,746,768

The accompanying notes are an integral part of these unaudited condensed financial statements

BUKIT JALIL GLOBAL ACQUISITION 1 LTD
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30 2024	For the Six Months Ended June 30, 2023

Cash Flows from Operating Activities:
Net Income	$1,100,267	$(128,984)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividend income on investments held in Trust	(1,570,964)	-
Share-Based compensation expense		125,350
Changes in operating assets and liabilities:
Other receivable	-	70,278
Prepaid expenses	24,850	(120,000)
Due to related party payable	(8,152)	-
Other payable and accrued expenses	80,094	(51,760)
Net Cash (Used in) Operating Activities	(373,905)	(105,116)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	-	(58,362,500)
Proceeds form promissory note - related party	-	-
Payment on promissory note - related party	-	-
Net Cash (Used In) Investing Activities	-	(58,362,500)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offerings, net of underwriters’ discount	-	55,487,500
Proceeds from sale of private placement units	-	4,243,070
Proceeds from issuance of promissory note to related party	-	168,135
Repayment of promissory note to related party	-	(433,508)
Proceeds from Sponsor Loan	133,000	15,438
Payment of offering costs	-	(331,388)
Net Cash Provided by Financing Activities	133,000	59,149,247

Net Change in Cash	(240,905)	681,631

Cash, beginning of period	295,372	-
Cash, end of year	$54,466	$681,631

Supplemental Disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued expenses	$-	$134,285
Deferred offering costs paid by promissory note		7,147
Deferred underwriter's discount	$-	$1,150,000
Issuance of representative shares		$817,500
Allocation of offering costs to ordinary shares subject to redemption	$-	4,236,160
Accretion of ordinary shares subject to redemption value	$6,928,300	$-

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

As of June 30, 2024 and December 31, 2023, the Company had not commenced any operations. For the period from September 15, 2022 (inception) through June 30, 2024, the Company’s efforts have been limited to organizational activities as well as activities related to its IPO (as defined below) and searches for targets for a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generated non-operating income in the form of interest income from the proceeds derived from the IPO (as defined below).

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

Following the closing of the IPO and the issuance and the sale of Private Placement Units on June 30, 2023, $58,362,500 ($10.15 per Public Unit) from the net proceeds of the sale of the Public Units in the IPO and the sale of Private Placement Units was placed into a U.S. based trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company, acting as trustee, and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to pay the Company’s tax obligations, the proceeds from the IPO and the sale of the Private Placement Units that are deposited in the Trust Account will not be released from the Trust Account until the earliest to occur of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination by June 30, 2024 (or up to December 30, 2024 if the Company extends the period of time to consummate a Business Combination) (the “Combination Period”), provided that the Sponsor or designee must deposit into the Trust Account for each three-month extension $575,000 ($0.10 per Public Units), up to an aggregate of $1,150,000, on or prior to the date of the applicable deadline), or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (c) the redemption of the public shares if the Company is unable to complete the Business Combination within the Combination Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

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

On June 29, 2024, the Company held an extraordinary general meeting (the “Extraordinary Meeting”), where the shareholders of the Company approved the proposal to amend Articles 48.7 and 48.8 of the Company’s Amended and Restated Memorandum and Articles of Association (the “Current MAA”) to provide that the Company must (i) consummate a business combination, or (ii) cease its operations except for the purpose of winding up if it fails to complete such Business Combination and redeem or repurchase 100% of the Company’s public shares included as part of the public units issued in the Company’s initial public offering, by June 30, 2024 (the “Termination Date”), and if the Company does not consummate a business combination by June 30 2024, the Termination Date may be extended up to twelve times, each by a Monthly Extension, for a total of up to twelve months to June 30, 2025, without the need for any further approval of the Company’s shareholders (the “Extension”).

In addition, at the Extraordinary Meeting, the shareholders of the Company also approved the proposal to amend Articles 48.2, 48.4, 48.5, and 48.8 of the Current MAA (such amendment, together with the amendment mentioned in the last paragraph, the “MAA Amendment”) to eliminate the limitation that the Company may not redeem the Company’s public shares in an amount that would cause the Company’s net tangible assets to be less than US$5,000,001 following such redemptions.

In connection with the MMA Amendment, the Company and Continental Stock Transfer & Trust Company, a New York limited purpose trust company (the “Trustee”) amended the Investment Management Trust Agreement dated June 27, 2023 (the “Trust Agreement”), to provide that the Trustee must commence liquidation of the Company’s Trust Account by the 12-month anniversary of the closing of the IPO, or, in the event that the Company extended ( on a monthly basis), the time to complete the business combination for up to 24-month from the closing of the IPO (each of such monthly extensions, the “Monthly Extension”) but has not completed the business combination within the applicable monthly anniversary of the closing of the IPO.

In connection with the votes to approve the MAA Amendment Proposal and the NTA Requirement Amendment Proposal, 2,820,485 ordinary shares of the Company were rendered for redemption, and $30,153,549.88 were paid to the redeeming shareholders accordingly in July 2024.

To effectuate each Monthly Extension, on or about July 1, 2024, Bukit Jalil Global Investment Ltd., a Cayman Islands company, the sponsor of the Company (the “Sponsor”) deposited the monthly extension fee in the amount of $100,000 for all remaining public share in the Trust Account (the “July 2024 Extension Payment”) so that the Company has until July 30, 2024 to complete its initial business combination. In connection with the July 2024 Extension Payment, the Company issued the Sponsor an unsecured promissory note of $100,000 (the “July 2024 Extension Note”).

Subsequently, on August 1, 2024, the Sponsor deposited another $100,000 into the Trust Account (the “August 2024 Extension Payment”) resulting the Company having until August 30, 2024 to complete its initial business combination. The Company issued the Sponsor an unsecured promissory note of $100,000 (the “August 2024 Extension Note”, together with the July 2024 Extension Note, the “Extension Notes”).

The Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s business combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Note may be accelerated.

The payees of the Note, the Sponsor, has the right, but not the obligation, to convert the Note, in whole or in part, respectively, into private units (the “Units”) of the Company, each consisting of one ordinary share, par value $0.0001 per share (the “Ordinary Share”), one-half of one warrant, and one right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of a business combination. The number of Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

(Unaudited)

Going Concern Consideration

As of June 30, 2024, the Company had cash of $54,466 and a working capital deficit of $231,238.

The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $433,508. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement not held in the Trust Account and Sponsor loan.

The Company’s cash and working capital as of June 30, 2024, are not sufficient to complete its planned activities to consummate a business combination for the upcoming year. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to obtain additional funds from related parties to provide the additional working capital necessary to carry out its objective to consummate a business combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $54,466 and $295,372 in cash and did not have any cash equivalents as of June 30, 2024 and December 31 2023, respectively. As of June 30, 2024 $0 was over the Federal Deposit Insurance Corporation (FDIC) limit.

Furthermore, bank failures, non-performance, or other adverse developments that affect financial institutions could impair the ability of one or more of the banks participating in the credit facility from honoring their commitments. Such events could have a material adverse effect on the Company’s financial condition or results of operations.

Investments Held in Trust Account

At June 30, 2024 and December 31, 2023, the assets held in the Trust Account were substantially held in BlackRock Liquidity Treasury Trust Fund, a money market mutual funds. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Income earned on these investments will be fully reinvested into the investments held in the Trust Account and therefore considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the statements of cash flows. Such income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of Business Combination. For the three months ended June 30, 2024 and 2023, there were $789,818 and $0 of dividend income recognized, respectively. For the six months ended June 30, 2024 and 2023, there were $1,570,964 and $0 of dividend income recognized, respectively.

As of June 30, 2024 and December 31, 2023, the assets held in the Trust Account was $61,455,203 and $59,884,239, respectively.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and to accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument, and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period leading up to a Business Combination. As of June 30, 2024, the Company recognized accumulated accretion of ordinary shares subject to redemption value of $10,248,360 with unrecognized accretion of $0 based on $58,362,500 ($10.15 per Public Unit) deposited into the Trust Account upon IPO closing. In addition, the Company recognized $1,570,964 of dividend income earned from the Trust Account as the additional accretion for the six months ended June 30, 2024.

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

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

(Unaudited)

At June 30, 2024 and December 31, 2023, the assets held in the Trust Account were substantially held in a money market mutual funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30, 2024		December 31, 2022
	Level	Investment	Level	Investment

Assets:
Investments held in Trust Account	1	61,455,203	1	59,884,239
Total		$61,455,203		$59,884,239

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

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

(Unaudited)

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public stockholders. For the six months ended June 30, 2024, the Company has not considered the effect of the Warrants sold in the IPO to purchase an aggregate of 5,750,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive in period which the Company incurred net loss and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. For the six months ended June 30, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net income (loss)	$551,806	$(129,274)	$1,100,267	$(128,984)
Accretion of carrying value to redemption value	(3,532,952)	-	(6,928,300)	-
Net loss including accretion of carrying value of Redemption value	$(2,981,146)	$(129,274)	$(5,828,033)	$(128,984)

	For the Three Months Ended		For the Three Months Ended
	June 30, 2024		June 30, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(2,208,454)	$(772,692)	$(5,420)	$(123,854)
Accretion of carrying value to redemption value	3,532,953	-	-	-
Allocation of net income/(loss)	$1,324,499	$(772,692)	$(5,420)	$(123,854)

Denominators:
Weighted-average shares outstanding	5,750,000	2,011,807	63,187	1,443,811
Basic and diluted net income/ (loss) per share	$0.23	$(0.38)	$(0.09)	$(0.09)

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

(Unaudited)

	For the Six Months Ended		For the Six Months Ended
	June 30, 2024		June 30, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(4,317,447)	$(1,510,586)	$(2,783)	$(126,201)
Accretion of carrying value to redemption value	6,928,300	-	-	-
Allocation of net income/(loss)	$2,610,853	$(1,510,586)	$(2,783)	$(126,201)

Denominators:
Weighted-average shares outstanding	5,750,000	2,011,807	31,768	1,440,673
Basic and diluted net income/ (loss) per share	$0.45	$(0.75)	$(0.09)	$(0.09)

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

As of June 30, 2024 and December 31, 2023, the amount of ordinary shares reflected on the balance sheet are reconciled in the following table.

As of June 30, 2024
Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights and warrants	(5,149,700)
Allocation of offering costs of public shares	(4,236,160)
Plus:
Accretion of carrying value to redemption value	6,412,764
Ordinary shares subject to possible redemption, December 31, 2023	$54,526,904
Plus:
Subsequent accretion of carrying value to redemption value	6,928,300
Ordinary shares subject to possible redemption, June 30, 2024	$61,455,203

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

Due to Related Party

On June 27, 2023, in connection with the IPO, the Company entered into an administrative service agreement with the Sponsor (the “Administrative Service Agreement”). Pursuant to the Administrative Service Agreement, the Company shall pay the Sponsor $10,000 per month (the “Administrative Service Fee”) from June 27, 2023, the date of the Company’s final prospectus for the IPO till the earlier of the consummation of an initial business combination or the Company’s liquidation. The Administrative Service Agreement provides that any unpaid amount of the Administrative Service Fee will accrue without interest and be due and payable no later than the date of the consummation of the Company’s initial business combination. On October 14, 2023, upon the approval of the Board of Directors and Audit Committee of the Company, the Company and the Sponsor agreed to waive full payment of the Administrative Service Fee from the start date up to 12 months. The total of $120,000 has been waived including the accrued liabilities of $35,000 as of October 14, 2023 and the remaining commitment balance $85,000. As of June 30, 2024 and December 31, 2023, there was no balance payable in relations to the Administrative Service Agreement to the Sponsor.

As of June 30, 2024 and December 31, 2023, the total amount due to related party were $30,524 and $38,676, respectively.

Sponsor Loan

On May 6, 2024, the Company entered into a loan agreement with the Sponsor (the “Advance Agreement”). Pursuant to the Advance agreement, the Sponsor agreed to make an advance up to RM1,000,000 (approximately US$250,000). The loan is free of any interest and will be repaid upon demand.

As of June 30, 2024 and December 31, 2023, the Company had $133,000 and $0, respectively, under the Sponsor loan.

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

As of June 30, 2024 and December 31, 2023, the Company had no borrowings under the working capital loans.

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

The Company will pay the underwriters a cash fee (the “Deferred Underwriting Fee”) of 2.0% of the gross proceeds of the IPO, or $1,150,000 upon the consummation of the Company’s initial Business Combination. As of June 30, 2024 and December 31, 2023, the deferred underwriters’ discount was $1,150,000 as a long-term liability on the balance sheets.

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

As of June 30, 2024 and December 31, 2023, there were 2,011,807 ordinary shares issued or outstanding, excluding 5,750,000 shares subject to possible redemption Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of ordinary shares will vote on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act (as the same may be supplemented or amended from time to time) of the Cayman Islands or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by the Company’s shareholders. The Company’s board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. There is no cumulative voting with respect to the appointment of directors, with the result that the holders of more than 50% of the shares voted for the appointment of directors can appoint all of the directors. The shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor.

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

As of June 30, 2024 and December 31, 2023, 2,875,000 public warrants were outstanding. Substantially concurrently with the closing of the IPO, the Company issued 212,153 private warrants to the Sponsor included in the Private Placement Units. As of June 30, 2024 and December 31, 2023, there were 212,153 private warrants issued and outstanding. The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

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

●

if, and only if, the closing price of the ordinary shares equals or exceeds $16.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “-Warrants-Public Shareholders’ Warrants-Anti-dilution Adjustments”) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders)

●

if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that these financial statements were issued. Based on this review, management identified the following subsequent events that are required disclosure in the financial statements:

Shares redemptions

In connection with the votes to approve the MAA Amendment Proposal and the NTA Requirement Amendment Proposal, 2,820,485 ordinary shares of the Company were rendered for redemption, and $30,153,549.88 were paid to the redeeming shareholders accordingly in July 2024.

Monthly Extension Deposit and Notes

On July 1, 2024, the Sponsor deposited the monthly extension fee in the amount of $100,000 into the Trust Account (the “July 2024 Extension Payment”) so that the Company has until July 30, 2024 to complete its initial business combination. In connection with the July 2024 Extension Payment, the Company issued the Sponsor an unsecured promissory note of $100,000 (the “July 2024 Extension Note”).

On August 1, 2024, the Sponsor deposited another $100,000 into the Trust Account (the “August 2024 Extension Payment”) resulting the Company having until August 30, 2024 to complete its initial business combination. The Company issued the Sponsor an unsecured promissory note of $100,000 (the “August 2024 Extension Note”, together with the July 2024 Extension Note, the “Extension Notes”).

Entry into a Business Combination Agreement with Global IBO Group Ltd.

On August 5, 2024, the Company entered into a business combination agreement (the “Business Combination Agreement”) with GIBO Holdings Limited, a Cayman Islands exempted company (“PubCo”), GIBO Merger Sub 1 Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of PubCo (“Merger Sub I”), GIBO Merger Sub 2 Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of PubCo (“Merger Sub II”), and Global IBO Group Ltd., a Cayman Islands exempted company limited by shares (“GIBO”).

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

Recent Development

Extension, Amendments to Articles of Incorporation or Bylaws and Trust Agreement Amendment.

On June 29, 2024, the Company held an extraordinary general meeting (the “Extraordinary Meeting”), where the shareholders of the Company approved (1) the proposal to amend Articles 48.7 and 48.8 of the Company’s Amended and Restated Memorandum and Articles of Association (the “Current MAA”) to provide that the Company must (i) consummate a business combination, or (ii) cease its operations except for the purpose of winding up if it fails to complete such Business Combination and redeem or repurchase 100% of the Company’s public shares included as part of the public units issued in the Company’s initial public offering, by June 30, 2024 (the “Termination Date”), and if the Company does not consummate a business combination by June 30 2024, the Termination Date may be extended up to twelve times, each by a Monthly Extension, for a total of up to twelve months to June 30, 2025, without the need for any further approval of the Company’s shareholders (the “Extension”).

In addition, at the Extraordinary Meeting, the shareholders of the Company also approved the proposal to amend Articles 48.2, 48.4, 48.5, and 48.8 of the Current MAA (such amendment, together with the amendment mentioned in the last paragraph, the “MAA Amendment”) to eliminate the limitation that the Company may not redeem the Company’s public shares in an amount that would cause the Company’s net tangible assets to be less than US$5,000,001 following such redemptions.

In connection with the MMA Amendment, the Company and Continental Stock Transfer & Trust Company, a New York limited purpose trust company (the “Trustee”) amended the Investment Management Trust Agreement dated June 27, 2023 (the “Trust Agreement”), to provide that the Trustee must commence liquidation of the Company’s Trust Account by the 12-month anniversary of the closing of the IPO, or, in the event that the Company extended ( on a monthly basis), the time to complete the business combination for up to 24-month from the closing of the IPO (each of such monthly extensions, the “Monthly Extension”) but has not completed the business combination within the applicable monthly anniversary of the closing of the IPO. In connection with the votes to approve the MAA Amendment Proposal and the NTA Requirement Amendment Proposal, 2,820,485 ordinary shares of the Company were rendered for redemption, and $30,153,549.88 were paid to the redeeming shareholders accordingly in July 2024.

Monthly Extension Deposit and Notes

To effectuate each Monthly Extension, on or about July 1, 2024, Bukit Jalil Global Investment Ltd., a Cayman Islands company, the sponsor of the Company (the “Sponsor”) deposited the monthly extension fee in the amount of $100,000 for all remaining public share in the Trust Account (the “July 2024 Extension Payment”) so that the Company has until July 30, 2024 to complete its initial business combination. In connection with the July 2024 Extension Payment, the Company issued the Sponsor an unsecured promissory note of $100,000 (the “July 2024 Extension Note”).

Subsequently, on August 1, 2024, the Sponsor deposited another $100,000 into the Trust Account (the “August 2024 Extension Payment”) resulting the Company having until August 30, 2024 to complete its initial business combination. The Company issued the Sponsor an unsecured promissory note of $100,000 (the “August 2024 Extension Note”, together with the July 2024 Extension Note, the “Extension Notes”).

Pursuant to the Extension Notes, the Sponsor, has the right, but not the obligation, to convert the Notes, in whole or in part, respectively, into private units of the Company, each consisting of one ordinary share, par value $0.0001 per share, one-half of one warrant, and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of a business combination, as described in the prospectus of the Company (File No: 333- 272605), by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the business combination. The number of units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

Entry into a Business Combination Agreement with Global IBO Group Ltd.

On August 5, 2024, the Company entered into a business combination agreement (the “Business Combination Agreement”) with GIBO Holdings Limited, a Cayman Islands exempted company (“PubCo”), GIBO Merger Sub 1 Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of PubCo (“Merger Sub I”), GIBO Merger Sub 2 Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of PubCo (“Merger Sub II”), and Global IBO Group Ltd., a Cayman Islands exempted company limited by shares (“GIBO”).

With an aim to revolutionize content creation and consumption through artificial intelligence ("AI"), GIBO, powered by its innovative platform GIBO.ai, enables content creators to automate tasks, create personalized audio and graphics, obtain data-driven insights into the content they created, and explore new ideas through collaboration. GIBO.ai is not only equipped with cutting-edge generative AI-powered technology, but also emphasizes the establishment of a sustainable ecosystem that can empower animation creators on the content creation process and provide distribution channels for their works to be accessed and monetized by viewers on its platform.

Pursuant to the Business Combination Agreement, among other things, (i) Merger Sub I will merge with and into GIBO, with GIBO as the surviving entity and a wholly-owned subsidiary of PubCo (the “First Merger”), and (ii) following the First Merger, Merger Sub II will merge with and into the Company, with the Company as the surviving entity and a wholly-owned subsidiary of PubCo (the “Second Merger,” and together with the First Merger and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). Upon the consummation of the Business Combination, each of the Company and GIBO would become a subsidiary of PubCo, and the Company’s shareholders and GIBO’s shareholders (except certain shareholders of GIBO (such shareholders, the “Founders”)) would receive Class A ordinary shares, par value $0.000001 per share, of PubCo (“PubCo Class A Ordinary Shares”) and the Founders would receive Class B ordinary shares, par value $0.000001 per share, of PubCo (“PubCo Class B Ordinary Shares” and together with PubCo Class A Ordinary Shares, “PubCo Ordinary Shares” ) as consideration and become the shareholders of PubCo. Each PubCo Class A Ordinary Share has one vote per share while each PubCo Class B Ordinary Share has one twenty (20) votes per share. Each PubCo Class B Ordinary Share is convertible into one (1) PubCo Class A Ordinary Share at any time at the option of the holder thereof and PubCo Class A Ordinary Shares are not convertible into PubCo Class B Ordinary Shares under any circumstances. The closing date of each of the First Merger and the Second Merger is hereinafter referred to as First Closing Date and the Second Closing Date respectively. The Company and GIBO expect PubCo Class A Ordinary Shares be listed and traded on the Nasdaq Stock Market LLC following the consummation of the Business Combination. The merger consideration for the Business Combination is $8.28 billion.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our activities since the IPO have involved mainly searching for a suitable target for our initial business combination and to facilitate the consummation of the business combination with GIBO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the three months ended June 30, 2024, we had a net income of $551,806 which consisted of interest and dividend income of $789,818 on investments held in Trust Account which was offset by operating cost of $238,012.

For the three months ended June 30, 2023, we had a net loss of $129,274 which mainly consisted of formation and operating costs.

For the six months ended June 30, 2024, we had a net income of $1,100,267 which consisted of interest and dividend income of $1,570,964 on investments held in Trust Account which was offset by operating cost of $470,697.

For the six months ended June 30, 2023, we had a net loss of $128,984 which mainly consisted of formation and operating costs.

Liquidity and Capital Resources

For the six months ended June 30, 2024 and 2023, cash used in operating activities was $240,905 and $105,116, respectively. As of June 30, 2024 and 2023, we had cash of $54,466 and $681,631, respectively, available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem the ordinary shares. As of June 30, 2024, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

As of June 30, 2024, we had cash of $54,466 and working capital deficit of $231,238. The Company’s cash and working capital as of June 30, 2024, are not sufficient to complete its planned activities to consummate a business combination for the upcoming year. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to obtain additional funds from related parties to provide the additional working capital necessary to carry out its objective to consummate a business combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Investments Held in Trust Account

As of June 30, 2024, the assets held in the Trust Account were in the amount of $61,455,203.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2024, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer who also serves as our principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From January 1, 2024 to the date hereof, the Company issued a total of two (2) Extension Notes to the Sponsor in the total principal amount of $200,000. The proceeds of the Extension Notes were deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination up to August 30, 2024.

The information of the Notes contained under Item 2 of Part I above is incorporated herein by reference in response to this item. The issuance of the Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Business Combination Agreement dated August 5, 2024 (incorporated herein by reference to Exhibit 2.1 to Form 8-K as filed with the Securities and Exchange Commission on August 9, 2024).
3.1

Amendment to the Amended and Restated Memorandum and Articles of Associate (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on July 1, 2024).

10.1

Amendment to the Investment Management Trust Agreement dated July 1, 2024, between the Company and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on July 1, 2024).

10.2

Promissory Note, dated July 1, 2024, issued by the Company to Bukit Jalil Global Investment Ltd. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on July 1, 2024).

10.3

Promissory Note, dated August 1, 2024, issued by the Company to Bukit Jalil Global Investment Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on August 1, 2024).

10.4	Form of Company Shareholder Support Agreement (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on August 9, 2024).
10.5	Sponsor Support Agreement dated August 5, 2024 (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on August 9, 2024).
10.6	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to Form 8-K as filed with the Securities and Exchange Commission on August 9, 2024).
10.7	Form of Assignment, Assumption and Amendment Agreement (incorporated herein by reference to Exhibit 10.4 to Form 8-K as filed with the Securities and Exchange Commission on August 9, 2024).
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

BUKIT JALIL GLOBAL ACQUISITION 1 LTD.

Date: August 15, 2024	By:	/s/ Seck Chyn Foo
Seck Chyn Foo
Chief Executive Officer, Chief Financial Officer, Chairman and Secretary (Principal Executive Officer, Principal Financial Officer and Accounting Officer)