Form 10-Q/A
period 2024-03-31
Bukit Jalil Global Acquisition 1 Ltd.
filed 2024-10-22
CIK 1956055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

As of October 21, 2024, there were 4,941,322 ordinary shares of the Company, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q of Bukit Jalil Global Acquisition 1 Ltd. (the “Company,” “we,” “us” or “our”) for the quarterly period ended March 31, 2024, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 15, 2024 (the “Quarterly Report”) is being filed to amend and restate Part I Item 4: “Controls and Procedures” to include additional disclosure regarding the conclusion of our principal executive officer and principal financial officer as to the effectiveness of our internal controls and procedures designed to ensure that information required to be disclosed in our reports is recorded, processed, summarized and reported on a timely basis.

As required by Rule 12b-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required by Rule 13a-14(a) under the Exchange Act are also being filed as exhibits to this Amendment. This Amendment contains only the cover page, this explanatory note, the complete text of Item 4, the exhibit list, a signature page and the revised certifications.

Other than expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Quarterly Report or reflect any events that have occurred after the Quarterly Report was initially filed. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Quarterly Report was originally filed. This Amendment should be read together with the Quarterly Report and the Company’s other filings with the SEC.

2

BUKIT JALIL GLOBAL ACQUISITION 1 LTD.

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

3

PART I – FINANCIAL INFORMATION

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

Evaluation of Disclosure Controls and Procedures

As previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on April 2, 2024, our management identified a material weakness in the Company’s internal controls over financial reporting which existed as of December 31, 2023 due to ineffective preparation and review of the cashflow statements. In particular, during the process of preparing the financial statements for the year ended December 31, 2023, our auditor identified that the Company inadvertently omitted the reclassification of the proceeds of the initial public offering of the Company, subject to redemption from supplemental disclosure of noncash investing and financing activities in the cashflow statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Since then, our management has taken remediation measures including without limitation, performing additional review and analyses as deemed necessary to properly present and disclose cash flows in accordance with the U.S. GAAP, as a result of which, our management reasonably concluded that such material weakness has been remediated as of March 31, 2024.

Furthermore, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our management has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4

PART II – OTHER INFORMATION

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUKIT JALIL GLOBAL ACQUISITION 1 LTD.

Date: October 21, 2024	By:	/s/ Seck Chyn Foo
Seck Chyn Foo
Chief Executive Officer, Chief Financial Officer, Chairman and Secretary (Principal Executive Officer, Principal Financial Officer and Accounting Officer)

6