Form 10-Q
period 2024-09-30
Bukit Jalil Global Acquisition 1 Ltd.
filed 2024-11-14
CIK 1956055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

BUKIT JALIL GLOBAL ACQUISITION 1 LTD.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BUKIT JALIL GLOBAL ACQUISITION 1 LTD

BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$215,775	$295,372
Prepaid expenses	44,417	101,684
Total current asset	260,192	397,056

Investments held in Trust Account	32,145,854	59,884,239
TOTAL ASSETS	$32,406,046	$60,281,295

Liabilities and Shareholders' (Deficit) Equity
Current Liabilities
Due to related party	$30,524	$38,676
Sponsor Loan	696,000	-
Extension loan - related party	400,000	-
Other payable and accrued expenses	209,430	118,920
Total Current Liabilities	1,335,954	157,596

Deferred underwriters' discount	1,150,000	1,150,000
Total Liabilities	2,485,954	1,307,596

Commitments and contingencies

Ordinary shares subject to possible redemption, 2,929,515 and 5,750,000 shares at as of September 30, 2024 and December 31, 2023, respectively	32,145,854	54,526,904

Shareholders'(Deficit) Equity :
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of September 30, 2024 and December 31, 2023, respectively
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 2,011,807 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively (excluding 2,929,515 and 5,750,000 shares subject to possible redemption)	202	202
Additional paid-in capital	-	4,446,593
Accumulated deficit	(2,225,964)	-
Total Shareholder's (Deficit) Equity	(2,225,762)	4,446,795

Total Liabilities and Shareholders'(Deficit) Equity	$32,406,046	$60,281,295

The accompanying notes are an integral part of these unaudited condensed financial statements

BUKIT JALIL GLOBAL ACQUISITION 1 LTD

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023

Formation and operating costs	$444,524	$255,158	$915,221	$259,296
Share-based compensation expense	-	-	-	125,350
Loss from Operations	(444,524)	(255,158)	(915,221)	(384,646)

Other income:
Interest income	-	2,585	-	3,089
Dividend income on investments held in Trust	444,201	735,583	2,015,165	735,583

Net Income (Loss)	$(323)	$483,010	$1,099,944	$354,026

Basic and diluted weighted ordinary average shares outstanding, subject to possible redemption	3,205,432	5,750,000	4,895,620	1,958,791
Basic and diluted net income per ordinary shares subject to possible redemption	$0.10	$0.20	$0.62	$0.82
Basic and diluted weighted average ordinary shares outstanding	2,011,807	2,018,049	2,011,807	1,633,143
Basic and diluted net loss per ordinary share attributable to non-redeemable ordinary shares	$(0.16)	$(0.34)	$(0.97)	$(0.77)

The accompanying notes are an integral part of these unaudited condensed financial statements

BUKIT JALIL GLOBAL ACQUISITION 1 LTD
STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY

	For the Nine Months Ended September 30, 2024
			Additional		Total Shareholder's
	Ordinary Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2023 (Audited)	2,011,807	$202	$4,446,593	$-	$4,446,795
Accretion of ordinary share subject to redemption value	-	-	(2,846,887)	(548,461)	(3,395,348)
Net Income	-	-		548,461	548,461
Balance as of March 31, 2024 (Unaudited)	2,011,807	202	1,599,706	-	1,599,908
Accretion of ordinary share subject to redemption value	-	-	(1,599,706)	(1,933,246)	(3,532,952)
Net Income	-	-	-	551,806	551,806
Balance as of June 30, 2024 (Unaudited)	2,011,807	202	-	(1,381,440)	(1,381,238)
Accretion of ordinary share subject to redemption value	-	-	-	(844,201)	(844,201)
Net Loss	-	-	-	(323)	(323)
Balance as of September 30, 2024 (Unaudited)	2,011,807	$202	$-	$(2,225,964)	$(2,225,762)

	For the Nine Months Ended September 30, 2023
			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022 (Audited)	1,437,500	$144	$24,856	$(18,504)	$6,496
	-	-	-	-	-
Net Income	-	-	-	290	290
Balance as of March 31, 2023 (Unaudited)	1,437,500	144	24,856	(18,214)	6,786
Sale of public units through public offering	5,750,000	575	57,499,425	-	57,500,000
Sale of private placement shares	424,307	43	4,243,027	-	4,243,070
Issuance of representative shares	150,000	15	817,485	-	817,500
Share compensation expense	-	-	125,350	-	125,350
Underwriters' discount	-	-	(3,162,500)	-	(3,162,500)
Other offering expenses	-	-	(1,540,024)	-	(1,540,024)
Reclassification of ordinary shares subject to redemption	(5,750,000)	(575)	(52,349,725)	-	(52,350,300)
Allocation of offering costs to ordinary shares subject to redemption	-	-	4,236,160	-	4,236,160
Net Income		-		(129,274)	(129,274)
Balance as of June 30, 2023 (Unaudited)	2,011,807	202	9,894,054	(147,488)	9,746,768
Accretion of ordinary share subject to redemption value	-	-	(2,773,039)	(335,522)	(3,108,561)
Offering cost	-	-	(75,000)	-	(75,000)
Net Income	-	-	-	483,010	483,010
Balance as of September 30, 2023 (Unaudited)	2,011,807	$202	$7,046,015	$-	$7,046,217

The accompanying notes are an integral part of these unaudited condensed financial statements

BUKIT JALIL GLOBAL ACQUISITION 1 LTD
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30 2024	For the Nine Months Ended September 30, 2023

Cash Flows from Operating Activities:
Net Income	$1,099,944	$354,026
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend income on investments held in Trust	(2,015,165)	(735,583)
Share-Based compensation expense	-	125,350
Changes in operating assets and liabilities:
Other receivable	-	70,278
Prepaid expenses	57,267	(127,525)
Due to related party payable	(8,152)	-
Other payable and accrued expenses	90,509	(118,185)
Net Cash (Used In) Operating Activities	(775,597)	(431,639)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	-	(58,362,500)
Proceeds from sale of investments in the Trust Account	30,153,550
Proceeds form promissory note - related party	-	-
Payment on promissory note - related party	-	-
Monthly extension fee deposited into Trust Account	(400,000)	-
Net Cash Provided by (Used In) Investing Activities	29,753,550	(58,362,500)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offerings, net of underwriters’ discount	-	55,487,500
Proceeds from sale of private placement units	-	4,243,070
Ordinary shares redemption	(30,153,550)	-
Proceeds from issuance of extension loans to related party	400,000	168,135
Repayment of promissory note to related party	-	(433,508)
Proceeds from Sponsor Loan	696,000	15,438
Payment of offering costs	-	(331,388)
Net Cash (Used In) Provided by Financing Activities	(29,057,550)	59,149,247

Net Change in Cash	(79,597)	355,108

Cash, beginning of period	295,372	-
Cash, end of period	$215,775	$355,108

Supplemental Disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued expenses	$-	$209,285
Deferred offering costs paid by promissory note	$-	$7,147
Deferred underwriter's discount	$-	$1,150,000
Reclassification of ordinary shares subject to redemption	$	$52,350,300
Issuance of representative shares	$-	$817,500
Allocation of offering costs to ordinary shares subject to redemption	$-	$4,236,160
Accretion of ordinary shares subject to redemption value	$7,772,500	$3,108,561

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

As of September 30, 2024 and December 31, 2023, the Company had not commenced any operations. For the period from September 15, 2022 (inception) through September 30, 2024, the Company’s efforts have been limited to organizational activities as well as activities related to its IPO (as defined below) and searches for targets for a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generated non-operating income in the form of interest income from the proceeds derived from the IPO (as defined below).

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

In connection with the votes to approve the MAA Amendment Proposal and the NTA Requirement Amendment Proposal, 2,820,485 ordinary shares of the Company were rendered for redemption, and $30,153,549.88 were paid to the redeeming shareholders accordingly on July 9, 2024.

In order to effectuated extension of the Company’s deadline to consummate a Business Combination, the Sponsor had deposited a total of Four-Monthly Extension Fee, each in the amount of $100,000, from July through September 2024, or an aggregate of $400,000, to the Trust Account of the Company to extend the deadline for the Company to complete the Business Combination contemplated from June 30, 2024 to October 30, 2024. Each Monthly Extension Payment from the Sponsor was evidenced by an unsecured promissory note (collectively, the “Extension Notes”) issued by the Company to the Sponsor.

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

(Unaudited)

Subsequently, on October 28, 2024, the Sponsor deposited another $100,000 into the Trust Account (the “October 2024 Extension Payment”) resulting the Company having until November 30, 2024 to complete its initial business combination. The Company issued the Sponsor an unsecured promissory note of $100,000 (the “October 2024 Extension Note”).

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

Pursuant to the Business Combination Agreement, among other things, (i) Merger Sub I will merge with and into GIBO, with GIBO as the surviving entity and a wholly-owned subsidiary of PubCo (the “First Merger”), and (ii) following the First Merger, Merger Sub I will merge with and into the Company, with the Company as the surviving entity and a wholly-owned subsidiary of PubCo (the “Second Merger,” and together with the First Merger and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). Upon the consummation of the Business Combination, each of the Company and GIBO would become a subsidiary of PubCo, and the Company’s shareholders and GIBO’s shareholders (except certain shareholders of GIBO (such shareholders, the “Founders”)) would receive Class A ordinary shares, par value $0.000001 per share, of PubCo (“PubCo Class A Ordinary Shares”) and the Founders would receive Class B ordinary shares, par value $0.000001 per share, of PubCo (“PubCo Class B Ordinary Shares” and together with PubCo Class A Ordinary Shares, “PubCo Ordinary Shares” ) as consideration and become the shareholders of PubCo. Each PubCo Class A Ordinary Share has one vote per share while each PubCo Class B Ordinary Share has one twenty (20) votes per share. Each PubCo Class B Ordinary Share is convertible into one (1) PubCo Class A Ordinary Share at any time at the option of the holder thereof and PubCo Class A Ordinary Shares are not convertible into PubCo Class B Ordinary Shares under any circumstances. The closing date of each of the First Merger and the Second Merger is hereinafter referred to as First Closing Date and the Second Closing Date respectively. The Company and GIBO expect PubCo Class A Ordinary Shares be listed and traded on the Nasdaq Stock Market LLC following the consummation of the Business Combination. The merger consideration for the Business Combination is $8.28 billion.

Going Concern Consideration

As of September 30, 2024, the Company had cash of $215,775 and a working capital deficit of $1,075,762.

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

The Company’s cash and working capital as of September 30, 2024, are not sufficient to complete its planned activities to consummate a business combination for the upcoming year. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to obtain additional funds from related parties to provide the additional working capital necessary to carry out its objective to consummate a business combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $215,775 and $295,372 in cash and did not have any cash equivalents as of September 30, 2024 and December 31 2023, respectively. As of September 30, 2024, $0 was over the Federal Deposit Insurance Corporation (FDIC) limit.

Furthermore, bank failures, non-performance, or other adverse developments that affect financial institutions could impair the ability of one or more of the banks participating in the credit facility from honoring their commitments. Such events could have a material adverse effect on the Company’s financial condition or results of operations.

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

(Unaudited)

Investments Held in Trust Account

At September 30, 2024 and December 31, 2023, the assets held in the Trust Account were substantially held in BlackRock Liquidity Treasury Trust Fund, a money market mutual funds. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Income earned on these investments will be fully reinvested into the investments held in the Trust Account and therefore considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the statements of cash flows. Such income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of Business Combination. For the Three months ended September 30, 2024 and 2023, there were $444,201 and $735,583 of dividend income recognized, respectively. For the Nine months ended September 30, 2024 and 2023, there were $2,015,165 and $735,583 of dividend income recognized, respectively.

As of September 30, 2024 and December 31, 2023, the assets held in the trust account was $32,145,854 and $59,884,239, respectively.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and to accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument, and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period leading up to a Business Combination. As of September 30, 2024, the Company recognized accumulated accretion of ordinary shares subject to redemption value of $10,248,360 with unrecognized accretion of $0 based on $58,362,500 ($10.15 per Public Unit) deposited into trust account upon IPO closing. In addition, the Company recognized $2,015,165 of dividend income earned from trust account and four-month extensions of $400,000 as the additional accretion for the nine months ended September 30, 2024.

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

At September 30, 2024 and December 31, 2023, the assets held in the Trust Account were substantially held in a money market mutual funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30, 2024		December 31, 2023
	Level	Investment	Level	Investment

Assets:
Investments held in Trust Account	1	32,145,854	1	59,884,239
Total		$32,145,854		$59,884,239

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

(Unaudited)

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public stockholders. For the nine months ended September 30, 2024, the Company has not considered the effect of the Warrants sold in the IPO to purchase an aggregate of 5,750,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive in period which the Company incurred net loss and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. For the nine months ended September 30, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net income (loss)	$(323)	$483,010	$1,099,944	$354,026
Accretion of carrying value to redemption value	(844,201)	(3,108,261)	(7,772,500)	(3,108,561)
Net loss including accretion of carrying value of Redemption value	$(844,524)	$(2,625,251)	$(6,672,556)	$(2,754,535)

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

(Unaudited)

	For the Three Months Ended		For the Three Months Ended
	September 30, 2024		September 30, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Ordinary	Ordinary	Ordinary	Ordinary
Ordinary	Share	Share	Share	Share
Share
Numerators:
Allocation of net loss including carrying value to redemption value	$(518,869)	$(325,655)	$(1,943,463)	$(682,088)
Accretion of carrying value to redemption value	844,201	-	3,108,561	-
Allocation of net income/(loss)	$325,332	$(325,655)	$1,165,098	$(682,088)

Denominators:
Weighted-average shares outstanding	3,205,432	2,011,807	5,750,000	2,018,049
Basic and diluted net income/ (loss) per share	$0.10	$(0.16)	$0.20	$(0.34)

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2024		September 30, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Ordinary	Ordinary	Ordinary	Ordinary
	Share	Share	Share	Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(4,729,156)	$(1,943,400)	$(1,502,132)	$(1,252,403)
Accretion of carrying value to redemption value	7,772,500	-	3,108,561	-
Allocation of net income/(loss)	$3,043,344	$(1,943,400)	$1,606,429	$(1,252,403)

Denominators:
Weighted-average shares outstanding	4,895,620	2,011,807	1,958,791	1,633,143
Basic and diluted net income/ (loss) per share	$0.62	$(0.97)	$0.82	$(0.77)

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

Notes To Condensed Financial Statements

(Unaudited)

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

As of September 30, 2024 and December 31, 2023, the amount of ordinary shares reflected on the balance sheet are reconciled in the following table.

As of September 30, 2024
Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights and warrants	(5,149,700)
Allocation of offering costs of public shares	(4,236,160)
Plus:
Accretion of carrying value to redemption value	6,412,764
Ordinary shares subject to possible redemption, December 31, 2023	$54,526,904
Less:
Redemptions	(30,153,550)
Plus:
Accretion of carrying value to redemption value	7,372,500
Monthly extension fees deposited	400,000
Ordinary shares subject to possible redemption, September 30, 2024	$32,145,854

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

Due to Related Party

On June 27, 2023, in connection with the IPO, the Company entered into an administrative service agreement with the Sponsor (the “Administrative Service Agreement”). Pursuant to the Administrative Service Agreement, the Company shall pay the Sponsor $10,000 per month (the “Administrative Service Fee”) from June 27, 2023, the date of the Company’s final prospectus for the IPO till the earlier of the consummation of an initial business combination or the Company’s liquidation. The Administrative Service Agreement provides that any unpaid amount of the Administrative Service Fee will accrue without interest and be due and payable no later than the date of the consummation of the Company’s initial business combination. On October 14, 2023, upon the approval of the Board of Directors and Audit Committee of the Company, the Company and the Sponsor agreed to waive full payment of the Administrative Service Fee from the start date up to 12 months. The total of $120,000 has been waived including the accrued liabilities of $35,000 as of October 14, 2023 and the remaining commitment balance $85,000. As of September 30, 2024 and December 31, 2023, there was no balance payable in relations to the Administrative Service Agreement to the Sponsor.

As of September 30, 2024 and December 31, 2023, the total amount due to related party were $ 30,524 and $ 38,676, respectively.

Sponsor Loan

On May 6, 2024 and July 16, 2024, the Company entered into two loan agreements with the Sponsor (the “Advance Agreements”). Pursuant to the Advance agreements, the Sponsor agreed to make an advance up to US$ 1,000,000). The loans are free of any interest and will be repaid upon demand.

As of September 30, 2024 and December 31, 2023, the Company had $ 696,000 and $ 0, respectively, under the Sponsor loan.

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

As of September 30, 2024 and December 31, 2023, the Company had no borrowings under the working capital loans.

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

(Unaudited)

Extension Loans – Related Party

In order to effectuated extension of the Company’s deadline to consummate a Business Combination, the Sponsor had deposited a total of four-Monthly Extension Fee, each in the amount of $100,000, from July through September 2024, or an aggregate of $400,000, to the Trust Account of the Company to extend the deadline for the Company to complete the Business Combination contemplated therein by October 30, 2024. Each Monthly Extension Payment from the Sponsor was evidenced by an unsecured promissory note (collectively, the “Extension Notes”) issued by the Company to the Sponsor.

Each Extension Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s business combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Note may be accelerated.

The payees of the Extension Notes, the Sponsor, has the right, but not the obligation, to convert the Extension Notes, in whole or in part, respectively, into private units (the “Units”) of the Company, each consisting of one ordinary share, par value $ 0.0001 per share (the “Ordinary Share”),one-half of one warrant, and one right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of a business combination. The number of Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

As of September 30, 2024 and December 31, 2023, the Company had borrowings of $400,000 and $0, respectively, under the Sponsor Extension Notes from the Sponsor.

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

As of September 30, 2024 and December 31, 2023, there were 2,011,807 ordinary shares issued or outstanding respectively, excluding 2,929,515 and 5,750,000 shares subject to possible redemption Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of ordinary shares will vote on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act (as the same may be supplemented or amended from time to time) of the Cayman Islands or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by the Company’s shareholders. The Company’s board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. There is no cumulative voting with respect to the appointment of directors, with the result that the holders of more than 50% of the shares voted for the appointment of directors can appoint all of the directors. The shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor.

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

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Condensed Financial Statements

(Unaudited)

As of September 30, 2024 and December 31, 2023, 2,875,000 public warrants were outstanding. Substantially concurrently with the closing of the IPO, the Company issued 212,153 private warrants to the Sponsor included in the Private Placement Units. As of September 30, 2024 and December 31, 2023, there were 212,153 private warrants issued and outstanding. The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

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

Monthly Extension Deposit and Notes

On October 30, 2024, the Sponsor deposited another $ 100,000 into the Trust Account (the “October 2024 Extension Payment”) resulting the Company having until November 30, 2024 to complete its initial business combination. The Company issued the Sponsor an unsecured promissory note of $ 100,000 (the “October 2024 Extension Note”).

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

Recent Development

Redemption as a result of Extension, Amendments to Articles of Incorporation or Bylaws and Trust Agreement Amendment.

As disclosed earlier, on June 29, 2024, the Company held an extraordinary general meeting (the “Extraordinary Meeting”), where the shareholders of the Company approved, among others, (1) the proposal (the “MAA Amendment Proposal”) to amend the Company’s then effective amended and restated memorandum and articles of association to provide that the Company must (i) consummate a business combination, or (ii) cease its operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s public shares included as part of the public units issued in the Company’s initial public offering, by June 30, 2024 (the “Termination Date”), and if the Company does not consummate a business combination by June 30 2024, the Termination Date may be extended up to twelve times, each by a monthly extension (the “Monthly Extension”), for a total of up to twelve months to June 30, 2025, without the need for any further approval of the Company’s shareholders, and (2) the proposal (the “NTA Requirement Amendment Proposal”) to amend the Company’s then effective amended and restated memorandum and articles of association to provide to eliminate the limitation that the Company may not redeem the Company’s public shares in an amount that would cause the Company’s net tangible assets to be less than US$5,000,001 following such redemptions.

In connection with the votes to approve the MAA Amendment Proposal and the NTA Requirement Amendment Proposal, 2,820,485 ordinary shares of the Company were rendered for redemption, which has been completed accordingly.

Monthly Extension Deposit and Notes

In order to effectuated extension of the Company’s deadline to consummate a Business Combination, the Sponsor had deposited an aggregate of $500,000, each in the amount of $100,000, from July through October 2024, to the Trust Account of the Company to extend the deadline for the Company to complete the Business Combination contemplated from June 30, 2024 to November 30, 2024. Each Monthly Extension Payment from the Sponsor was evidenced by an unsecured promissory note (collectively, the “Extension Notes”) issued by the Company to the Sponsor.

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

Pursuant to the Business Combination Agreement, among other things, (i) Merger Sub I will merge with and into GIBO, with GIBO as the surviving entity and a wholly-owned subsidiary of PubCo (the “First Merger”), and (ii) following the First Merger, Merger Sub II will merge with and into the Company, with the Company as the surviving entity and a wholly-owned subsidiary of PubCo (the “Second Merger,” and together with the First Merger and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). Upon the consummation of the Business Combination, each of the Company and GIBO would become subsidiary of PubCo, and the Company’s shareholders and GIBO’s shareholders (except certain shareholders of GIBO (such shareholders, the “Founders”)) would receive Class A ordinary shares, par value $0.000001 per share, of PubCo (“PubCo Class A Ordinary Shares”) and the Founders would receive Class B ordinary shares, par value $0.000001 per share, of PubCo (“PubCo Class B Ordinary Shares” and together with PubCo Class A Ordinary Shares, “PubCo Ordinary Shares” ) as consideration and become the shareholders of PubCo. Each PubCo Class A Ordinary Share has one vote per share while each PubCo Class B Ordinary Share has one twenty (20) votes per share. Each PubCo Class B Ordinary Share is convertible into one (1) PubCo Class A Ordinary Share at any time at the option of the holder thereof and PubCo Class A Ordinary Shares are not convertible into PubCo Class B Ordinary Shares under any circumstances. The closing date of each of the First Merger and the Second Merger is hereinafter referred to as First Closing Date and the Second Closing Date respectively. The Company and GIBO expect PubCo Class A Ordinary Shares be listed and traded on the Nasdaq Stock Market LLC following the consummation of the Business Combination. The merger consideration for the Business Combination is $8.28 billion.

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

For the three months ended September 30, 2024, we had a net loss of $323 which consisted of interest and dividend income of $444,201 on investments held in Trust Account which was offset by operating cost of $444,524.

For the three months ended September 30, 2023, we had a net income of $483,010 which consisted of interest and dividend income of $735,583 on investments held in Trust Account which was offset by operating cost of $255,158.

For the nine months ended September 30, 2024, we had a net income of $1,099,944 which consisted of interest and dividend income of $2,015,165 on investments held in Trust Account which was offset by operating cost of $915,221.

For the nine months ended September 30, 2023, we had a net income of $354,026 which consisted of interest and dividend income of $735,583 on investments held in Trust Account which was offset by operating cost of $384,646.

Liquidity and Capital Resources

For the nine months ended September 30, 2024 and 2023, cash used in operating activities was $775,595 and $431,639, respectively. As of September 30, 2024 and 2023, we had cash of $215,776 and $355,108, respectively, available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem the ordinary shares. As of September 30, 2024, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

As of September 30, 2024, we had cash of $215,775 and working capital deficit of $1,075,762. The Company’s cash and working capital as of September 30, 2024, are not sufficient to complete its planned activities to consummate a business combination for the upcoming year. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to obtain additional funds from related parties to provide the additional working capital necessary to carry out its objective to consummate a business combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Investments Held in Trust Account

As of September 30, 2024, the assets held in the Trust Account were in the amount of $32,145,854.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2024, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer who also serves as our principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From January 1, 2024 to the date hereof, the Company issued a total of five (5) Extension Notes to the Sponsor in the total principal amount of $500,000. The proceeds of the Extension Notes were deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination up to November 30, 2024.

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
10.1

Promissory Note, dated August 29, 2024, issued by the Company to Bukit Jalil Global Investment Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on August 30, 2024).

10.2

Promissory Note, dated September 29, 2024, issued by the Company to Bukit Jalil Global Investment Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on September 30, 2024).

10.3

Promissory Note, dated October 30, 2024, issued by the Company to Bukit Jalil Global Investment Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on October 31, 2024).

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

BUKIT JALIL GLOBAL ACQUISITION 1 LTD.

Date: November 14, 2024	By:	/s/ Seck Chyn Foo
Seck Chyn Foo
Chief Executive Officer, Chief Financial Officer, Chairman and Secretary (Principal Executive Officer, Principal Financial Officer and Accounting Officer)

