Form 10-K
period 2024-12-31
Bukit Jalil Global Acquisition 1 Ltd.
filed 2025-04-15
CIK 1956055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of April 11, 2025, there were 4,941,322 ordinary shares, par value $0.0001 per share issued and outstanding.

BUKIT JALIL GLOBAL ACQUISITION 1 LTD.

CERTAIN TERMS

References to the “BUJA,” “Company,” “our Company,” “our,” “us” or “we” refer to Bukit Jalil Global Acquisition 1 Ltd., a blank check company incorporated on September 15, 2022 as a Cayman Islands exempted corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “sponsor” refer to Bukit Jalil Global Investment Ltd. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “initial public offering” refer to our initial public offering, which closed on June 30, 2023. References to “public shares” are to shares of our ordinary shares sold as part of the units in our initial public offering. References to “public shareholders” are to the holders of our public shares.

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

Recent Development

Proposed Business Combination with GIBO

As previously disclosed in the Company’s Current Report on Form 8-K filed on August 9, 2024, the Company entered into a Business Combination Agreement dated August 5, 2024 (as may be amended, supplemented, or otherwise modified from time to time, the “Business Combination Agreement”), with GIBO HOLDINGS LIMITED, a Cayman Islands exempted company limited by shares (“PubCo”), GIBO Merger Sub 1 Limited, a Cayman Islands exempted company limited by shares (“Merger Sub I”), GIBO Merger Sub 2 Limited, a Cayman Islands exempted company limited by shares (“Merger Sub II”), and Global IBO Group Ltd., a Cayman Islands exempted company limited by shares (“GIBO”), pursuant to which, among other things, (i) Merger Sub I will merge with and into GIBO, with GIBO as the surviving entity and a wholly-owned subsidiary of PubCo (the “First Merger”), and (ii) following the First Merger, Merger Sub II will merge with and into BUJA, with BUJA as the surviving entity and a wholly-owned subsidiary of PubCo (the “Second Merger,” and together with the First Merger and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). Upon the consummation of the Business Combination, each of BUJA and GIBO will become a subsidiary of PubCo, and BUJA’s shareholders and GIBO’s shareholders (except certain shareholders of the Company (such shareholders, the “Founders”)) will receive Class A ordinary shares of par value of $0.000001 each of PubCo (“PubCo Class A Ordinary Shares”) and the Founders will receive Class B ordinary shares of par value of $0.000001 each of PubCo (“PubCo Class B Ordinary Shares” and together with PubCo Class A Ordinary Shares, “PubCo Ordinary Shares”) as consideration and become the shareholders of PubCo. Each PubCo Class A Ordinary Share shall entitle the holder thereof to one (1) vote on all matters subject to vote at general meetings of PubCo while each PubCo Class B Ordinary Share shall entitle the holder thereof to twenty (20) votes on all matters subject to vote at general meetings of PubCo. Each PubCo Class B Ordinary Share is convertible into one (1) PubCo Class A Ordinary Share at any time at the option of the holder thereof and PubCo Class A Ordinary Shares are not convertible into PubCo Class B Ordinary Shares under any circumstances. The closing date of each of the First Merger and the Second Merger is hereinafter referred to as the “First Closing Date” and the “Second Closing Date” respectively. The Company expects PubCo Class A Ordinary Shares be listed and traded on the Nasdaq Stock Market LLC (“Nasdaq”) following the consummation of the Business Combination. In connection with the Business Combination, PubCo filed with the SEC a registration statement on Form F-4 (File No. 333-285183), which was declared effective on March 12, 2025 (as amended from time to time, the “Form F-4”), and the Company filed a definitive proxy statement (the “Proxy Statement”) for the solicitation of proxies in connection with an extraordinary general meeting of the Company’s shareholders on March 12, 2025.

On March 31, 2025, the Company held an extraordinary general meeting (the “Extraordinary General Meeting”) in connection with the Business Combination. The shareholders approved following proposals, to approve by special resolutions:

(a) the Business Combination Agreement and (ii) other Transaction Documents (as defined in the Business Combination Agreement) be approved, ratified and confirmed in all respects;

(b) the Business Combination which includes the Second Merger and other transactions contemplated in the Business Combination Agreement be approved, ratified and confirmed in all respects;

(c) the plan of second merger in relation to the Second Merger and the filing of the plan of second merger with the Registrar of Companies of the Cayman Islands be approved, ratified and confirmed in all respects;

(d) with effect from the Second Merger Effective Time (as defined in the Business Combination Agreement), the re-designation and reclassification of the authorized issued and unissued 10,000,000 preference shares of a par value of US$0.0001 each into 10,000,000 ordinary shares of a par value of US$0.0001 each (the “Re-designation”) such that following the Re-designation, the authorized share capital of BUJA shall be changed from US$50,000 divided into 490,000,000 ordinary shares of a par value of US$0.0001 each and 10,000,000 preference shares of a par value of US$0.0001 each to US$50,000 divided into 500,000,000 shares of a nominal or par value of US$0.0001 each be approved, ratified and confirmed in all respects;

(e) with effect from the Second Merger Effective Time (as defined in the Business Combination Agreement), the amendment and restatement of the amended and restated memorandum and articles of association of BUJA by the deletion in their entirety and substitution in their place of the second amended and restated memorandum and articles of association of BUJA be approved, ratified and confirmed in all respects, and

(f) with effect from the Second Merger Effective Time (as defined in the Business Combination Agreement), the appointment of LIM Chun Yen as the sole director of BUJA be approved, ratified and confirmed in all respects

In connection with the Extraordinary General Meeting, as of March 27, 2025, the cut-off date of the redemption request, 2,832,423 ordinary shares of BUJA were rendered for redemption.

Extension, Amendments to Articles of Incorporation or Bylaws and Trust Agreement Amendment

On June 29, 2024, the Company held an extraordinary general meeting (the “Extraordinary Meeting”), where the shareholders of the Company approved the proposal (the “MAA Amendment Proposal”) to amend Articles 48.7 and 48.8 of the Company’s Amended and Restated Memorandum and Articles of Association (the “Then Current MAA”) to provide that the Company must (i) consummate a business combination, or (ii) cease its operations except for the purpose of winding up if it fails to complete such Business Combination and redeem or repurchase 100% of the Company’s public shares included as part of the public units issued in the Company’s initial public offering, by June 30, 2024 (the “Termination Date”), and if the Company does not consummate a business combination by June 30 2024, the Termination Date may be extended up to twelve times, each by a Monthly Extension, for a total of up to twelve months to June 30, 2025, without the need for any further approval of the Company’s shareholders (the “Extension”).

In addition, at the Extraordinary Meeting, the shareholders of the Company also approved the proposal (“NTA Requirement Amendment Proposal”) to amend Articles 48.2, 48.4, 48.5, and 48.8 of the Then Current MAA (such amendment, together with the amendment mentioned in the last paragraph, the “MAA Amendment”) to eliminate the limitation that the Company may not redeem the Company’s public shares in an amount that would cause the Company’s net tangible assets to be less than US$5,000,001 following such redemptions.

In connection with the MMA Amendment, the Company and Continental Stock Transfer & Trust Company, a New York limited purpose trust company (the “Trustee”) amended the Investment Management Trust Agreement dated June 27, 2023 (the “Trust Agreement”), to provide that the Trustee must commence liquidation of the Company’s Trust Account by the 12-month anniversary of the closing of the IPO, or, in the event that the Company extended (on a monthly basis), the time to complete the business combination for up to 24-month from the closing of the IPO (each of such monthly extensions, the “Monthly Extension”) but has not completed the business combination within the applicable monthly anniversary of the closing of the IPO. In connection with the MAA Amendment Proposal and the NTA Requirement Amendment Proposal, 2,820,485 ordinary shares of the Company were rendered for redemption, and $30,153,549.88 were paid to the redeeming shareholders accordingly in July 2024.

Monthly Extension Deposit and Notes

To effectuate each Monthly Extension, on or about July 1, 2024, the Sponsor deposited the monthly extension fee in the amount of $100,000 for all remaining public shares in the Trust Account (the “July 2024 Extension Payment”) so that the Company has until July 30, 2024 to complete its initial business combination. In connection with the July 2024 Extension Payment, the Company issued to the Sponsor an unsecured promissory note of $100,000 (the “July 2024 Extension Note”).

On August 1, 2024, the Sponsor deposited $100,000 into the Trust Account (the “August 2024 Extension Payment”) resulting in the Company having until August 30, 2024 to complete its initial business combination. The Company issued to the Sponsor an unsecured promissory note of $100,000 (the “August 2024 Extension Note”).

On August 28, 2024, the Sponsor deposited $100,000 into the Trust Account (the “Second August 2024 Extension Payment”) resulting in BUJA having until September 30, 2024 to complete its initial business combination. BUJA issued to the Sponsor an unsecured promissory note of $100,000 (the “Second August 2024 Extension Note”).

On September 24, 2024, the Sponsor deposited $100,000 into the Trust Account (the “September 2024 Extension Payment”) resulting in BUJA having until October 30, 2024 to complete its initial business combination. BUJA issued to the Sponsor an unsecured promissory note of $100,000 (the “September 2024 Extension Note”).

On October 30, 2024, the Sponsor deposited $100,000 into the Trust Account (the “October 2024 Extension Payment”) resulting in BUJA having until November 30, 2024 to complete its initial business combination. BUJA issued to the Sponsor an unsecured promissory note of $100,000 (the “October 2024 Extension Note”).

On November 29, 2024, the Sponsor deposited $100,000 into the Trust Account (the “November 2024 Extension Payment”) resulting in BUJA having until December 30, 2024 to complete its initial business combination. BUJA issued to the Sponsor an unsecured promissory note of $100,000 (the “November 2024 Extension Note”).

On December 26, 2024, the Sponsor deposited $100,000 into the Trust Account (the “December 2024 Extension Payment”) resulting in BUJA having until January 30, 2025 to complete its initial business combination. BUJA issued to the Sponsor an unsecured promissory note of $100,000 (the “December 2024 Extension Note”).

On January 24, 2025, the Sponsor deposited $100,000 into the Trust Account (the “January 2025 Extension Payment”) resulting in BUJA having until February 28, 2025 to complete its initial business combination. BUJA issued to the Sponsor an unsecured promissory note of $100,000 (the “January 2025 Extension Note”).

On February 21, 2025, the Sponsor deposited $100,000 into the Trust Account (the “February 2025 Extension Payment”) resulting in BUJA having until March 30, 2025 to complete its initial business combination. BUJA issued to the Sponsor an unsecured promissory note of $100,000 (the “February 2025 Extension Note”).

On March 26, 2025, the Sponsor deposited $100,000 into the Trust Account (the “March 2025 Extension Payment”) resulting in BUJA having until April 30, 2025 to complete its initial business combination. BUJA issued to the Sponsor an unsecured promissory note of $100,000 (the “March 2025 Extension Note,” together with the July 2024 Extension Note, the August 2024 Extension Note, the Second August 2024 Extension Note, the September 2024 Extension Note, the October 2024 Extension Note, November 2024 Extension Note, the December 2024 Extension Note, the January 2025 Extension Note, and the February 2025 Extension Note, the “Extension Notes”).

Pursuant to the Extension Notes, the Sponsor, has the right, but not the obligation, to convert the Notes, in whole or in part, respectively, into private units of the Company, each consisting of one ordinary share, par value $0.0001 per share, one-half of one warrant, and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of a business combination, as described in the prospectus dated June 27, 2023, relating to the Company’s initial public offering, filed by the Company with the SEC on June 28, 2023 (File No: 333- 272605) (the “Prospectus”), by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the business combination. The number of units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

Amendment to the Underwriting Agreement

On April 3, 2025, the Company entered into an amendment (the “Amendment”) to the underwriting agreement dated as of June 27, 2023 (the “Underwriting Agreement”) with A.G.P. Pursuant to the Amendment, the parties agree to amend the amount of the Deferred Underwriting Commission (as defined in the Underwriting Agreement) from (i) 2% of the gross proceeds from the sale of the Firm Units (as defined in the Underwriting Agreement) ($1,000,000) and 2% of the gross proceeds from the sale of the Option Units (as defined in the Underwriting Agreement) (up to $1,150,000 in aggregate if the Over-Allotment Option (as defined in the Underwriting Agreement) is exercised in full) to (ii) 1.6% of the gross proceeds from the sale of the Firm Units ($800,000) and 1.6% of the gross proceeds from the sale of the Option Units (up to $920,000 in aggregate if the Over-Allotment Option is exercised in full). As a result, the Company is expected to pay Deferred Underwriting Commission in the amount of $920,000 at the closing of the business combination.

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

In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which, would be in the form of proxy solicitation or tender offer materials that we would file with the SEC.

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

Pursuant to our currently effective amended and restated memorandum and articles of association, we have until June 30, 2024 to consummate our initial business combination. If we anticipate that we may not be able to consummate our initial business combination within this time period, we may, but are not obligated to, extend the period of time to consummate a business combination up to twelve times, for a total of up to twelve months to June 30, 2025, without the need for any further approval of the Company’s shareholders, provided that the Sponsor and/or designees must deposit into the Trust Account for each one month extension, $100,000, up to an aggregate of $1,200,000, on or prior to the date of the applicable deadline. Our public shareholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination described above or redeem their shares in connection with such extensions.

As of the date of this report, we have until April 30, 2025 to consummate our initial business combination (or until June 30, 2025, if fully extended). If we are unable to consummate our initial business combination within such time period, unless we extend such period pursuant to our amended and restated memorandum and articles of association, we will, as promptly as possible but not more than ten (10) business days thereafter, redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not previously released to us or necessary to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution and the public warrants will expire and will be worthless.

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

U.S. Foreign Investment Regulations

The Sponsor currently owns approximately 37.7% of our issued and outstanding shares. Ms. Chyi Chyi Ooi, who is not a U.S person, is the sole director and the sole member of the Sponsor and as such is deemed to have sole voting and investment discretion with respect to our shares held by the Sponsor. Controlling or non-controlling investments in U.S. businesses that produce, design, test, manufacture, fabricate or develop one or more critical technologies in one of 27 identified industries – including aviation, defense, semiconductors, telecommunications and biotechnology – are subject to a mandatory filing with the Committee on Foreign Investment in the U.S. (“CFIUS”). In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review, or ultimately prohibited. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

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

Facilities

We maintain our principal executive office at 31-1 Taman Miharja Phase 3B, Jalan 3/93, 2 ½ Miles, Cheras, Kuala Lumpur, Malaysia 55200.

Employees

We have one executive officer, Dr. Seck Chyn “Neil” Foo, who is both Chief Executive Officer and Chief Financial Officer. Our officers are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full-time employees prior to the consummation of a business combination.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report. Factors that could cause our actual results to differ materially from those in this Annual Report are any of the risks described in the Prospectus, the Annual Report on Form 10-K filed with the SEC on April 2, 2024, the Form F-4 and the Proxy Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Annual Report, there have been no material changes to the risk factors disclosed in the Prospectus, the Form F-4 or the Proxy Statement, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

From January 1, 2024 to the date hereof, the Company issued a total of ten (10) Notes to the Sponsor in the total principal amount of $1,000,000. The proceeds of the Notes were deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination up to April 30, 2025.

Pursuant to the Notes, the Sponsor, has the right, but not the obligation, to convert the Notes, in whole or in part, respectively, into private units of the Company, each consisting of one ordinary share, par value $0.0001 per share, one-half of one warrant, and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of a business combination, as described in the Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the business combination. The number of units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00. The issuances of the Notes were made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Recent Development

Proposed Business Combination with GIBO

As previously disclosed in the Company’s Current Report on Form 8-K filed on August 9, 2024, the Company entered into a Business Combination Agreement dated August 5, 2024 (as may be amended, supplemented, or otherwise modified from time to time, the “Business Combination Agreement”), with GIBO HOLDINGS LIMITED, a Cayman Islands exempted company limited by shares (“PubCo”), GIBO Merger Sub 1 Limited, a Cayman Islands exempted company limited by shares (“Merger Sub I”), GIBO Merger Sub 2 Limited, a Cayman Islands exempted company limited by shares (“Merger Sub II”), and Global IBO Group Ltd., a Cayman Islands exempted company limited by shares (“GIBO”), pursuant to which, among other things, (i) Merger Sub I will merge with and into GIBO, with GIBO as the surviving entity and a wholly-owned subsidiary of PubCo (the “First Merger”), and (ii) following the First Merger, Merger Sub II will merge with and into BUJA, with BUJA as the surviving entity and a wholly-owned subsidiary of PubCo (the “Second Merger,” and together with the First Merger and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). Upon the consummation of the Business Combination, each of BUJA and GIBO will become a subsidiary of PubCo, and BUJA’s shareholders and GIBO’s shareholders (except certain shareholders of the Company (such shareholders, the “Founders”)) will receive Class A ordinary shares of par value of $0.000001 each of PubCo (“PubCo Class A Ordinary Shares”) and the Founders will receive Class B ordinary shares of par value of $0.000001 each of PubCo (“PubCo Class B Ordinary Shares” and together with PubCo Class A Ordinary Shares, “PubCo Ordinary Shares”) as consideration and become the shareholders of PubCo. Each PubCo Class A Ordinary Share shall entitle the holder thereof to one (1) vote on all matters subject to vote at general meetings of PubCo while each PubCo Class B Ordinary Share shall entitle the holder thereof to twenty (20) votes on all matters subject to vote at general meetings of PubCo. Each PubCo Class B Ordinary Share is convertible into one (1) PubCo Class A Ordinary Share at any time at the option of the holder thereof and PubCo Class A Ordinary Shares are not convertible into PubCo Class B Ordinary Shares under any circumstances. The closing date of each of the First Merger and the Second Merger is hereinafter referred to as the “First Closing Date” and the “Second Closing Date” respectively. The Company expects PubCo Class A Ordinary Shares be listed and traded on the Nasdaq Stock Market LLC (“Nasdaq”) following the consummation of the Business Combination.

In connection with the Business Combination, PubCo has filed with the SEC a registration statement on Form F-4 (File No. 333-285183), which was declared effective on March 12, 2025 (as amended from time to time, the “Form F-4”), and the Company filed a definitive proxy statement (the “Proxy Statement”) for the solicitation of proxies in connection with an extraordinary general meeting of the Company’s shareholders on March 12, 2025.

On March 31, 2025, the Company held an extraordinary general meeting (the “Extraordinary General Meeting”) in connection with the Business Combination. The shareholders approved following proposals, to approve by special resolutions:

(a) the Business Combination Agreement and (ii) other Transaction Documents (as defined in the Business Combination Agreement) be approved, ratified and confirmed in all respects;

(b) the Business Combination which includes the Second Merger and other transactions contemplated in the Business Combination Agreement be approved, ratified and confirmed in all respects;

(c) the plan of second merger in relation to the Second Merger and the filing of the plan of second merger with the Registrar of Companies of the Cayman Islands be approved, ratified and confirmed in all respects;

(d) with effect from the Second Merger Effective Time (as defined in the Business Combination Agreement), the re-designation and reclassification of the authorized issued and unissued 10,000,000 preference shares of a par value of US$0.0001 each into 10,000,000 ordinary shares of a par value of US$0.0001 each (the “Re-designation”) such that following the Re-designation, the authorized share capital of BUJA shall be changed from US$50,000 divided into 490,000,000 ordinary shares of a par value of US$0.0001 each and 10,000,000 preference shares of a par value of US$0.0001 each to US$50,000 divided into 500,000,000 shares of a nominal or par value of US$0.0001 each be approved, ratified and confirmed in all respects;

(e) with effect from the Second Merger Effective Time (as defined in the Business Combination Agreement), the amendment and restatement of the amended and restated memorandum and articles of association of BUJA by the deletion in their entirety and substitution in their place of the second amended and restated memorandum and articles of association of BUJA be approved, ratified and confirmed in all respects, and

(f) with effect from the Second Merger Effective Time (as defined in the Business Combination Agreement), the appointment of LIM Chun Yen as the sole director of BUJA be approved, ratified and confirmed in all respects

In connection with the Extraordinary General Meeting, as of March 27, 2025, the cut-off date of the redemption request, 2,832,423 ordinary shares of BUJA were rendered for redemption.

Extension, Amendments to Articles of Incorporation or Bylaws and Trust Agreement Amendment

On June 29, 2024, the Company held an extraordinary general meeting (the “Extraordinary Meeting”), where the shareholders of the Company approved the proposal (the “MAA Amendment Proposal”) to amend Articles 48.7 and 48.8 of the Company’s Amended and Restated Memorandum and Articles of Association (the “Then Current MAA”) to provide that the Company must (i) consummate a business combination, or (ii) cease its operations except for the purpose of winding up if it fails to complete such Business Combination and redeem or repurchase 100% of the Company’s public shares included as part of the public units issued in the Company’s initial public offering, by June 30, 2024 (the “Termination Date”), and if the Company does not consummate a business combination by June 30 2024, the Termination Date may be extended up to twelve times, each by a Monthly Extension, for a total of up to twelve months to June 30, 2025, without the need for any further approval of the Company’s shareholders (the “Extension”).

In addition, at the Extraordinary Meeting, the shareholders of the Company also approved the proposal (“NTA Requirement Amendment Proposal”) to amend Articles 48.2, 48.4, 48.5, and 48.8 of the Then Current MAA (such amendment, together with the amendment mentioned in the last paragraph, the “MAA Amendment”) to eliminate the limitation that the Company may not redeem the Company’s public shares in an amount that would cause the Company’s net tangible assets to be less than US$5,000,001 following such redemptions.

In connection with the MMA Amendment, the Company and Continental Stock Transfer & Trust Company, a New York limited purpose trust company (the “Trustee”) amended the Investment Management Trust Agreement dated June 27, 2023 (the “Trust Agreement”), to provide that the Trustee must commence liquidation of the Company’s Trust Account by the 12-month anniversary of the closing of the IPO, or, in the event that the Company extended ( on a monthly basis), the time to complete the business combination for up to 24-month from the closing of the IPO (each of such monthly extensions, the “Monthly Extension”) but has not completed the business combination within the applicable monthly anniversary of the closing of the IPO. In connection with the MAA Amendment Proposal and the NTA Requirement Amendment Proposal, 2,820,485 ordinary shares of the Company were rendered for redemption, and $30,153,549.88 were paid to the redeeming shareholders accordingly in July 2024.

Monthly Extension Deposit and Notes

To effectuate each Monthly Extension, on or about July 1, 2024, the Sponsor deposited the monthly extension fee in the amount of $100,000 for all remaining public shares in the Trust Account (the “July 2024 Extension Payment”) so that the Company has until July 30, 2024 to complete its initial business combination. In connection with the July 2024 Extension Payment, the Company issued to the Sponsor an unsecured promissory note of $100,000 (the “July 2024 Extension Note”).

On August 1, 2024, the Sponsor deposited $100,000 into the Trust Account (the “August 2024 Extension Payment”) resulting in the Company having until August 30, 2024 to complete its initial business combination. The Company issued to the Sponsor an unsecured promissory note of $100,000 (the “August 2024 Extension Note”).

On August 28, 2024, the Sponsor deposited $100,000 into the Trust Account (the “Second August 2024 Extension Payment”) resulting in BUJA having until September 30, 2024 to complete its initial business combination. BUJA issued to the Sponsor an unsecured promissory note of $100,000 (the “Second August 2024 Extension Note”).

On September 24, 2024, the Sponsor deposited $100,000 into the Trust Account (the “September 2024 Extension Payment”) resulting in BUJA having until October 30, 2024 to complete its initial business combination. BUJA issued to the Sponsor an unsecured promissory note of $100,000 (the “September 2024 Extension Note”).

On October 30, 2024, the Sponsor deposited $100,000 into the Trust Account (the “October 2024 Extension Payment”) resulting in BUJA having until November 30, 2024 to complete its initial business combination. BUJA issued to the Sponsor an unsecured promissory note of $100,000 (the “October 2024 Extension Note”).

On November 29, 2024, the Sponsor deposited $100,000 into the Trust Account (the “November 2024 Extension Payment”) resulting in BUJA having until December 30, 2024 to complete its initial business combination. BUJA issued to the Sponsor an unsecured promissory note of $100,000 (the “November 2024 Extension Note”).

On December 26, 2024, the Sponsor deposited $100,000 into the Trust Account (the “December 2024 Extension Payment”) resulting in BUJA having until January 30, 2025 to complete its initial business combination. BUJA issued to the Sponsor an unsecured promissory note of $100,000 (the “December 2024 Extension Note”).

On January 24, 2025, the Sponsor deposited $100,000 into the Trust Account (the “January 2025 Extension Payment”) resulting in BUJA having until February 28, 2025 to complete its initial business combination. BUJA issued to the Sponsor an unsecured promissory note of $100,000 (the “January 2025 Extension Note”).

On February 21, 2025, the Sponsor deposited $100,000 into the Trust Account (the “February 2025 Extension Payment”) resulting in BUJA having until March 30, 2025 to complete its initial business combination. BUJA issued to the Sponsor an unsecured promissory note of $100,000 (the “February 2025 Extension Note”).

On March 26, 2025, the Sponsor deposited $100,000 into the Trust Account (the “March 2025 Extension Payment”) resulting in BUJA having until April 30, 2025 to complete its initial business combination. BUJA issued to the Sponsor an unsecured promissory note of $100,000 (the “March 2025 Extension Note,” together with the July 2024 Extension Note, the August 2024 Extension Note, the Second August 2024 Extension Note, the September 2024 Extension Note, the October 2024 Extension Note, November 2024 Extension Note, the December 2024 Extension Note, the January 2025 Extension Note, and the February 2025 Extension Note, the “Extension Notes”).

Pursuant to the Extension Notes, the Sponsor, has the right, but not the obligation, to convert the Notes, in whole or in part, respectively, into private units of the Company, each consisting of one ordinary share, par value $0.0001 per share, one-half of one warrant, and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of a business combination, as described in the Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the business combination. The number of units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our activities for the year ended December 31, 2024 involved mainly searching for a suitable target for our initial business combination, There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the year ended December 31, 2024, we had a net income of 1,201,415, which consisted of interest and dividend income of $2,388,838 on investments held in Trust Account, and which was offset by operating costs of $1,187,423.

For the year ended December 31, 2023, we had a net income of 1,058,806, which consisted of interest income of $3,737 on the operating bank account and interest and dividend income of $1,521,739 on investments held in Trust Account, and which was offset by operating cost of $466,670.

Liquidity and Capital Resources

For the year ended December 31, 2024, cash used in operating activities was $1,18,107. As of December 31, 2024, we had cash of $15,265 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem the ordinary shares. As of December 31, 2024, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

As of December 31, 2024, we had cash of $15,265 and a working capital deficit of $1,647,964. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2024, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Critical Accounting Policies and Estimates

In preparing these financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed as of the date of the financial statements, and that management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates. Management does not believe that we have any critical accounting estimates; however, we have identified the following critical accounting policy:

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

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments. These requirements include: (i) disclosure of significant expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”); (ii) disclosure of an amount for other segment items (equal to the difference between segment revenue less segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment and a description of their composition; (iii) annual disclosure of a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods; (iv) clarification that, if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report those additional measures of segment profit or loss; (v) disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources; and (vi) requiring a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU, and all existing segment disclosures in Topic 280. ASU 2023-07 is effective for the Company’s annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025. The Company adopted ASU 2023-07 in the year ended December 31, 2024, and applied the amendments retrospectively to all prior periods presented in these consolidated financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2024, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in Mutual funds. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer who also serves as our principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2024.

Management had previously identified one material weakness in our internal control over financial reporting as of December 31, 2023, which related to the ineffective preparation and review of the cash flow statements. To address this material weakness, management developed and implemented more detailed policies and procedures governing the preparation, review, and approval of the cash flow statements, and strengthened our review controls by requiring a more detailed supervisory and management-level review prior to finalization. Based on the improvements implemented and tested during 2024, management determined that the material weakness had been successfully remediated as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies under the JOBS Act.

Changes in Internal Control Over Financial Reporting

Other than changes that have resulted from the material weakness remediation activities noted above, there has been no change in our internal control over financial reporting, during the most recently completed fiscal quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dr. Seck Chyn “Neil” Foo is our Chief Executive Officer, Chief Financial Officer, Director and Chairman of the board of director. Since October 2022, Dr. Foo has served as an Executive Director of Sinar Tenaga Engineering Sdn Bhd, a construction and maintenance company. Since 2022, Dr. Foo has served as a corporate advisor of Smile-Link Healthcare Global Berhad (Bursa Malaysia: 03023), a Malaysia-based dental services provider. Since October 2020, Dr. Foo has served as the Managing Director of Fission Capital Sdn Bhd, a business advisory company. Since July 2018, Dr. Foo has served as the Group Chairman and an Independent Director of MCOM Holdings Berhad (Bursa Malaysia: 03022), a Malaysia-based investment holding company focusing on segments including mobile payment solutions, mobile advertising platform and Internet services. Since September 2019, Dr. Foo has served as a senior advisor of Wise AI Sdn Bhd, an Association of Southeast Asian Nations based artificial intelligence platform company specializing in facial recognition technology. Since October 2021, Dr. Foo has served as the Chief Strategist of NCT Alliance Berhad (Bursa Malaysia: 0056), a Malaysia-based company engaged in construction, real estate and building materials trading. From December 2020 to May 2021, Dr. Foo served as an Investment Director of Novelplus Technology Berhad (Bursa Malaysia: 03045), a Malaysia-based investment holding company engaged in the development, operation and management of an online social reading and writing platform, NovelPlus. From March 2020 to February 2021, Dr. Foo served as the Global Panel Advisor of Ho Wah Genting Berhad (KLSE: 9601), an investment holding company engaged in the provision of management services. From April 2014 to May 2018, Dr. Foo served as CEO of Secretariat for the Advancement of Malaysian Entrepreneurs, a unit of Prime Minister Department of Malaysia to support Malaysia startups and small-medium enterprises. From January 2017 to May 2018, Dr. Foo was also a Committee Member of the Special Task Force Logistic of Ministry of Transport of Malaysia, and, from January 2016 to December 2017, he was a member of the Chairman Group of the Malaysia Representative to the APEC SME Forum. Dr. Foo has authored five books in English and Chinese, including the one with the latest topic of “The Sky is the AI Limit.” In December 1993, Dr. Foo obtained his Bachelor Degree of Business with a major in Business Management and Marketing from Charles Sturt University, New South Wales, Australia, and his Doctor of Business Administration degree from HELP University, Malaysia.

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

The beneficial ownership of our Ordinary Shares is based on an aggregate of 4,941,322 Ordinary Shares issued and outstanding as of April 9, 2025.

	Number of	Percentage of
	Ordinary Shares	Outstanding
Name and Address of Beneficial Owner (1)	Beneficially Owned (2)	Ordinary Shares
Officers and Directors
Seck Chyn “Neil” Foo	8,000	*
Bee Lian Ooi	5,000	*
Phui Lam Lee	5,000	*
Suwardi Bin Hamzah Syakir	5,000	*
All officers and directors as a group (4 individuals)	23,000	*
5% Holders
Bukit Jalil Global Investment Ltd. (2)	1,861,807	37.7%

*	Less than one percent

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On September 15, 2022, we issued 500,000,000 ordinary shares of a par value of $0.0001 each (the “Ordinary Shares”) to Bukit Jalil Global Investment Ltd. (the “Sponsor”). On November 16, 2022, (1) we issued 1,437,500 Ordinary Shares of a par value of $0.0001 each to the Sponsor for a purchase price of $25,000, or approximately $0.0174 per share, and (2) the Sponsor surrendered 500,000,000 Ordinary Shares of a par value of $0.0001 each. On April 12, 2023, the Sponsor entered into a securities transfer agreement, pursuant to which the Sponsor transferred to our directors an aggregate of 23,000 Ordinary Shares, among which, 8,000 Founder Shares were transferred to Seck Chyn “Neil” Foo, and 5,000 Founder Shares were transferred to each of Bee Lian Ooi, Phui Lam Lee, and Suwardi Bin Hamzah Syakir, immediately following the effectiveness of the Registration Statement.

As of December 31, 2024, there were 1,437,500 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.0174 per share.

Private Units

On June 30, 2023, simultaneously with the consummation of the IPO, the Company completed the Private Placement of 424,307 Private Units to the Sponsor at a purchase price of $10.00 per Private Unit.

Promissory Note — Related Party

On November 4, 2022, the Sponsor has agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and is due at the earlier of (1) December 31, 2024 or (2) the date on which the Company consummates an initial public offering of its securities. Total amount of $433,508 under the promissory note was fully repaid upon closing of the IPO on June 30, 2023. This note has been terminated after the repayment.

From January 1, 2024 to the date hereof, the Company issued a total of ten (10) Notes to the Sponsor in the total principal amount of $1,000,000. The proceeds of the Notes were deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination up to April 30, 2025.

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

As of December 31, 2024, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

On June 27, 2023, in connection with the IPO, the Company entered into the Administrative Service Agreement with the Sponsor. Pursuant to the Administrative Service Agreement, the Company shall pay the Sponsor $10,000 per month as the Administrative Service Fee from June 27, 2023, the date of the Prospectus till the earlier of the consummation of an initial business combination or the Company’s liquidation. The Administrative Service Agreement provides that any unpaid amount of the Administrative Service Fee will accrue without interest and be due and payable no later than the date of the consummation of the Company’s initial business combination.

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

Policy for Approval of Related Party Transactions

We have adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were reviewed, approved or ratified in accordance with any such policy.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees billed by UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our other required filings with the SEC for the year ended December 31, 2024 and for the year ended December 31, 2023 totaled $188,342 and $175,058, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” There were no fees billed for products and services provided by our independent registered public accounting firm for the year ended December 31, 2024 and 2023.

Tax Fees. We did not pay UHY for tax planning and tax advice for the year ended December 31, 2024 and for the year ended December 31, 2023.

All Other Fees. We did not pay UHY for other services for the year ended December 31, 2024 and for the year ended December 31, 2023.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. The following documents are filed as part of this Annual Report:

Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein and “Index to Financial Statements” and financial statements incorporated by reference therein commencing below.

2. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description
3.1*	Amended and Restated Memorandum and Articles of Association of BUJA, as adopted by special resolutions dated June 25, 2023 and amended by special resolutions dated June 29, 2024.

4.1*	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 to Form S-1 as filed with the Securities and Exchange Commission on June 23, 2023).

4.2*	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.2 to Form S-1 as filed with the Securities and Exchange Commission on June 23, 2023).

4.3*	Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 to Form S-1 as filed with the Securities and Exchange Commission on June 23, 2023).

4.4*	Specimen Right Certificate (incorporated herein by reference to Exhibit 4.4 to Form S-1 as filed with the Securities and Exchange Commission on June 23, 2023).

4.5*

Warrant Agreement, dated June 27, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange Commission on June 30, 2023).

4.6*

Rights Agreement, dated June 27, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as rights agent (incorporated herein by reference to Exhibit 4.2 to Form 8-K as filed with the Securities and Exchange Commission on June 30, 2023).

10.1*

Letter Agreement, dated June 27, 2023, among the Registrant and certain security holders (incorporated herein by reference to Exhibit 10.6 to Form 8-K as filed with the Securities and Exchange Commission on June 30, 2023).

10.2*

Investment Management Trust Agreement, dated June 27, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.3 to Form 8-K as filed with the Securities and Exchange Commission on June 30, 2023).

10.3*

Escrow Agreement between the Registrant, dated June 27, 2023, Continental Stock Transfer & Trust Company and certain shareholders (incorporated herein by reference to Exhibit 10.4 to Form 8-K as filed with the Securities and Exchange Commission on June 30, 2023).

10.4*

Registration Rights Agreement, dated June 27, 2023, among the Registrant and certain security holders (incorporated herein by reference to Exhibit 10.5 to Form 8-K as filed with the Securities and Exchange Commission on June 30, 2023).

28

10.5*

Private Units Purchase Agreement, dated June 27, 2023, between the Registrant and the Sponsor (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on June 30, 2023).

10.6*

Securities Transfer Agreement, dated April 12, 2023, among the Registrant, the Sponsor, and certain directors of the Registrant (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on June 30, 2023).

10.7*

Administrative Service Agreement, dated June 27, 2023, between the Registrant and the Sponsor (incorporated herein by reference to Exhibit 10.8 to Form 8-K as filed with the Securities and Exchange Commission on June 30, 2023).

10.8*

Amendment to the Investment Management Trust Agreement dated July 1, 2024, between the Company and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on July 2, 2024).

10.9*

Business Combination Agreement, dated August 5, 2024, by and among BUJA, PubCo, Merger Sub I, Merger Sub II, and GIBO (incorporated herein by reference to Exhibit 2.1 to BUJA’s Form 8-K as filed with the SEC on August 9, 2024 and also attached as Annex A to the Form F-4 and Proxy \Statement).

10.10*	Form of Assignment, Assumption and Amendment Agreement (incorporated herein by reference to Exhibit 4.1 to BUJA’s Form 8-K as filed with the SEC on August 9, 2024).

10.11*	Form of Company Shareholder Support Agreement (incorporated herein by reference to Exhibit 10.1 to BUJA’s Form 8-K as filed with the SEC on August 9, 2024).

10.12*	Sponsor Support Agreement, dated August 5, 2024, among PubCo, GIBO, BUJA and the Sponsor (incorporated herein by reference to Exhibit 10.2 to BUJA’s Form 8-K as filed with the SEC on August 9, 2024).

10.13*	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to BUJA’s Form 8-K as filed with the SEC on August 9, 2024).

10.14*	Promissory Note, dated August 1, 2024, issued by BUJA to the Sponsor (incorporated herein by reference to Exhibit 10.1 to BUJA’s Form 8-K as filed with the SEC on August 1, 2024).

10.15*

Amendment to the Investment Management Trust Agreement dated July 1, 2024, between BUJA and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 10.1 to BUJA’s Form 8-K as filed with the SEC on July 1, 2024).

10.16*	Promissory Note, dated July 1, 2024, issued by BUJA to the Sponsor (incorporated herein by reference to Exhibit 10.1 to BUJA’s Form 8-K as filed with the SEC on July 1, 2024).

10.17*	Promissory Note, dated August 29, 2024, issued by BUJA to the Sponsor (incorporated herein by reference to Exhibit 10.1 to BUJA’s Form 8-K as filed with the SEC on August 30, 2024).

10.18*	Advisory Agreement dated April 22, 2024, between BUJA and A.G.P./Alliance Global Partners.

10.19*	Promissory Note, dated September 29, 2024, issued by BUJA to the Sponsor (incorporated herein by reference to Exhibit 10.1 to BUJA’s Form 8-K as filed with the SEC on September 30, 2024).

10.20*	Promissory Note, dated October 30, 2024, issued by BUJA to the Sponsor (incorporated herein by reference to Exhibit 10.1 to BUJA’s Form 8-K as filed with the SEC on October 31, 2024).

10.21*	Promissory Note, dated December 2, 2024, issued by BUJA to the Sponsor (incorporated herein by reference to Exhibit 10.1 to BUJA’s Form 8-K as filed with the SEC on December 3, 2024).

10.22*	Promissory Note, dated December 26, 2024, issued by BUJA to the Sponsor (incorporated herein by reference to Exhibit 10.1 to BUJA’s Form 8-K as filed with the SEC on December 27, 2024).

10.23*	Promissory Note, dated January 27, 2025, issued by BUJA to the Sponsor (incorporated herein by reference to Exhibit 10.1 to BUJA’s Form 8-K as filed with the SEC on January 27, 2025).

10.24*	Promissory Note, dated February 26, 2025, issued by BUJA to the Sponsor (incorporated herein by reference to Exhibit 10.1 to BUJA’s Form 8-K as filed with the SEC on February 26, 2025).

10.25*	Promissory Note, dated March 26, 2025, issued by BUJA to the Sponsor (incorporated herein by reference to Exhibit 10.1 to BUJA’s Form 8-K as filed with the SEC on March 27, 2025).

10.26*	Amendment to Underwriting Agreement dated April 3, 2025 (incorporated herein by reference to Exhibit 10.1 to BUJA’s Form 8-K as filed with the SEC on April 7, 2025).

99.1*	Audit Committee Charter. (incorporated herein by reference to Exhibit 99.1 to Form S-1 as filed with the Securities and Exchange Commission on June 23, 2023)

99.2*	Compensation Committee Charter. (incorporated herein by reference to Exhibit 99.2 to Form S-1 as filed with the Securities and Exchange Commission on June 23, 2023)

29

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

30

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUKIT JALIL GLOBAL ACQUISITION 1 LTD.

Date: April 15, 2025
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

Name	Position	Date

/s/ Seck Chyn Foo	Chief Executive Officer, Chief Financial Officer, Chairman and Director	April 15, 2025
Seck Chyn Foo	(Principle Executive Officer, Principal Accounting and Financial Officer)

/s/ Bee Lian Ooi	Director	April 15, 2025
Bee Lian Ooi

/s/ Phui Lam Lee	Director	April 15, 2025
Phui Lam Lee

/s/ Suwardi Bin Hamzah Syakir	Director	April 15, 2025
Suwardi Bin Hamzah Syakir

31

BUKIT JALIL GLOBAL ACQUISITION 1 LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Bukit Jalil Global Acquisition 1 Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bukit Jalil Global Acquisition 1 Ltd. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in shareholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared to assume the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, and incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in the pursuit of the consummation of a business combination. The Company’s cash and working capital as of December 31, 2024 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events, conditions and plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, and our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York
April 15, 2025

BUKIT JALIL GLOBAL ACQUISITION 1 LTD
BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash	$15,265	$295,372
Prepaid expenses	5,000	101,684
Total current asset	20,265	397,056

Investments held in Trust Account	32,819,527	59,884,239
TOTAL ASSETS	$32,839,792	$60,281,295

Liabilities and Shareholders' (Deficit) Equity
Current Liabilities
Due to related party	$30,524	$38,676
Sponsor Loan	908,000	-
Extension loan - related party	700,000	-
Other payable and accrued expenses	29,705	118,920
Total Current Liabilities	1,668,229	157,596

Deferred underwriters' discount	1,150,000	1,150,000
Total Liabilities	2,818,229	1,307,596

Commitments and contingencies

Ordinary shares subject to possible redemption, 2,929,515 and 5,750,000 shares at December 31, 2024 and December 31, 2023, respectively	32,819,527	54,526,904

Shareholders'(Deficit) Equity :
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	-	-
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 2,011,807 shares issued and outstanding as of December 31, 2024 and 2023, respectively (excluding 2,929,515 and 5,750,000 shares subject to possible redemption)	202	202
Additional paid-in capital	-	4,446,593
Accumulated deficit	(2,798,166)	-
Total Shareholder's (Deficit) Equity	(2,797,964)	4,446,795

Total Liabilities and Shareholders'(Deficit) Equity	$32,839,792	$60,281,295

The accompanying notes are an integral part of these audited financial statements

BUKIT JALIL GLOBAL ACQUISITION 1 LTD
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023

Formation and operating costs	$1,187,423	$341,320
Share-based compensation expense	-	125,350
Loss from Operations	(1,187,423)	(466,670)

Other income:
Interest income	-	3,737
Dividend income on investments held in Trust	2,388,838	1,521,739

Net Income	$1,201,415	$1,058,806

Basic and diluted weighted ordinary average shares outstanding, subject to possible redemption	4,405,440	2,914,384
Basic and diluted net income per ordinary shares subject to possible redemption	$0.79	$1.05
Basic and diluted weighted average ordinary shares outstanding	2,011,807	1,728,587
Basic and diluted net loss per ordinary share attributable to non-redeemable ordinary shares	$(1.13)	$(1.15)

The accompanying notes are an integral part of these audited financial statements

BUKIT JALIL GLOBAL ACQUISITION 1 LTD
STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY
	For the Year Ended December 31, 2024
					Total
			Additional		Shareholder's
	Ordinary Shares		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	2,011,807	$202	4,446,593	$-	$4,446,795
Accretion of ordinary share subject to redemption value	-	-	(4,446,593)	(3,999,581)	(8,446,174)
Net Income	-	-	-	1,201,415	1,201,415
Balance as of December 31, 2024	2,011,807	$202	$-	$(2,798,166)	$(2,797,964)
	For the Year Ended December 31, 2023
					Total
			Additional		Shareholder's
	Ordinary Shares		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	1,437,500	$144	$24,856	$(18,504)	$6,496
Sale of public units through public offering	5,750,000	575	57,499,425	-	57,500,000
Sale of private placement shares	424,307	43	4,243,027	-	4,243,070
Issuance of representative shares	150,000	15	817,485	-	817,500
Share compensation expense	-	-	125,350	-	125,350
Underwriters' discount	-	-	(3,162,500)	-	(3,162,500)
Other offering expenses	-	-	(1,615,023)	-	(1,615,023)
Reclassification of ordinary shares subject to redemption	(5,750,000)	(575)	(52,349,725)	-	(52,350,300)
Allocation of offering costs to ordinary shares subject to redemption	-	-	4,236,160	-	4,236,160
Accretion of ordinary share subject to redemption value	-	-	(5,372,462)	(1,040,302)	(6,412,764)
Net Income	-	-	-	1,058,806	1,058,806
Balance as of December 31, 2023	2,011,807	202	4,446,593	-	4,446,795

The accompanying notes are an integral part of these audited financial statements

BUKIT JALIL GLOBAL ACQUISITION 1 LTD
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023

Cash Flows from Operating Activities:
Net Income (loss)	$1,201,415	$1,058,806
Adjustments to reconcile net loss to net cash used in operating activities:
Share-Based compensation expense	-	125,350
Dividend income on investments held in Trust	(2,388,838)	(1,521,739)
Changes in operating assets and liabilities:
Other receivable	-	70,278
Prepaid expenses	96,684	(121,683)
Due to related party payable	(8,152)	38,676
Other payable and accrued expenses	(89,216)	(11,340)
Net Cash (Used In) Operating Activities	(1,188,107)	(361,652)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	-	(58,362,500)
Proceeds from sale of investments in the Trust Account	30,153,550	-
Monthly extension fee deposited into Trust Account	(700,000)	-
Net Cash Provided by (Used In) Investing Activities	29,453,550	(58,362,500)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offerings, net of underwriters’ discount	-	55,487,500
Proceeds from sale of private placement units	-	4,243,070
Ordinary shares redemption	(30,153,550)	-
Proceeds from issuance of extension loans to related party	700,000	175,282
Repayment of promissory note to related party	-	(433,508)
Proceeds from Sponsor Loan	908,000	-
Payment of offering costs	-	(452,820)
Net Cash (Used in) Provided by Financing Activities	(28,545,549)	59,019,524

Net Change in Cash	(280,107)	295,372

Cash, beginning of period	295,372	-
Cash, end of year	$15,265	$295,372

Supplemental Disclosure of noncash investing and financing activities:
Deferred offering costs charged to APIC	$-	$1,615,024
Deferred underwriter's discount	$-	$1,150,000
Reclassification of ordinary shares subject to redemption	$-	$52,350,300
Issuance of representative shares	$-	$817,500
Allocation of offering costs to ordinary shares subject to redemption	$-	$4,236,160
Accretion of ordinary shares subject to redemption value	$8,446,174	$6,412,764

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

As of December 31, 2024 and 2023, the Company had not commenced any operations. For the period from September 15, 2022 (inception) through December 31, 2024, the Company’s efforts have been limited to organizational activities as well as activities related to its IPO (as defined below) and searches for targets for a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generated non-operating income in the form of interest income from the proceeds derived from the IPO (as defined below).

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

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Financial Statements

In connection with the MAA Amendment Proposal and the NTA Requirement Amendment Proposal, 2,820,485 ordinary shares of the Company were rendered for redemption, and $30,153,550 were paid to the redeeming shareholders accordingly on July 9, 2024.

In order to effectuated extension of the Company’s deadline to consummate a Business Combination, the Sponsor had deposited a total of Seven-Monthly Extension Fee, each in the amount of $100,000, from July through December 2024, or an aggregate of $700,000, to the Trust Account of the Company to extend the deadline for the Company to complete the Business Combination contemplated from June 30, 2024 to January 2025. Each Monthly Extension Payment from the Sponsor was evidenced by an unsecured promissory note (collectively, the “Extension Notes”) issued by the Company to the Sponsor.

Subsequently, in January, February, and March 2025, the Sponsor deposited an aggregated total of $300,000 into the Trust Account resulting the Company having until April 2025 to complete its initial business combination. The Company issued the Sponsor three unsecured promissory notes of an aggregate total of $300,000 (the “January, February, and March 2025 Extension Note”).

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

Going Concern Consideration

As of December 31, 2024, the Company had cash of $15,265 and a working capital deficit of $1,647,964.

The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $433,508. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement not held in the Trust Account, $908,000 of Sponsor loans, and $700,000 of extension loans.

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Financial Statements

The Company’s cash and working capital as of December 31, 2024, are not sufficient to complete its planned activities to consummate a business combination for the upcoming year. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to obtain additional funds from related parties to provide the additional working capital necessary to carry out its objective to consummate a business combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Financial Statements

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $15,265 and $295,372 in cash and did not have any cash equivalents as of December 31, 2024 and 2023, respectively. As of December 31, 2024, $0 was over the Federal Deposit Insurance Corporation (FDIC) limit.

Furthermore, bank failures, non-performance, or other adverse developments that affect financial institutions could impair the ability of one or more of the banks participating in the credit facility from honoring their commitments. Such events could have a material adverse effect on the Company’s financial condition or results of operations.

Investments Held in Trust Account

At December 31, 2024 and 2023, the assets held in the Trust Account were substantially held in BlackRock Liquidity Treasury Trust Fund, a money market mutual funds. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Income earned on these investments will be fully reinvested into the investments held in the Trust Account and therefore considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the statements of cash flows. Such income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of Business Combination. For the years ended December 31, 2024 and 2023, there were $2,388,838 and $1,521,739 of dividend income recognized, respectively.

As of December 31, 2024 and 2023, the assets held in the trust account was $32,819,527 and $59,884,239, respectively.

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

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Financial Statements

The Company has made a policy election in accordance with ASC 480-10-S99-3A and to accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument, and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period leading up to a Business Combination. As of December 31, 2024, the Company recognized accumulated accretion of ordinary shares subject to redemption value of $10,248,360 with unrecognized accretion of $0 based on $58,362,500 ($10.15 per Public Unit) deposited into trust account upon IPO closing. In addition, the Company recognized $2,388,838 of dividend income earned from trust account and seven-month extensions of $700,000 as the additional accretion for the year ended December 31, 2024.

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

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Financial Statements

At December 31, 2024 and 2023, the assets held in the Trust Account were substantially held in a money market mutual funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31, 2024		December 31, 2023
	Level	Investment	Level	Investment

Assets:
Investments held in Trust Account	1	32,819,527	1	59,884,239
Total		$32,819,527		$59,884,239

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

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Financial Statements

Net income per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income allocable to both the redeemable shares and non-redeemable shares and the undistributed income is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public stockholders. For the year ended December 31, 2024, the Company has not considered the effect of the Warrants sold in the IPO to purchase an aggregate of 5,750,000 shares in the calculation of diluted net income per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive in period which the Company incurred net loss and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. For the years ended December 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income per share presented in the statement of operations is based on the following:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Net income	$1,201,415	$1,058,806
Accretion of carrying value to redemption value	(8,446,174)	(6,412,764)
Net loss including accretion of carrying value of redemption value	$(7,244,759)	$(5,353,958)

	For the Year Ended		For the Year Ended
	December 31, 2024		December 31, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Ordinary	Ordinary	Ordinary	Ordinary
	Share	Share	Share	Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(4,973,527)	$(2,271,232)	$(3,360,668)	$(1,993,289)
Accretion of carrying value to redemption value	8,446,174	-	6,412,764	-
Allocation of net income/(loss)	$3,472,647	$(2,271,232)	$3,052,096	$(1,993,289)

Denominators:
Weighted-average shares outstanding	4,405,440	2,011,807	2,914,384	1,728,587
Basic and diluted net income/ (loss) per share	$0.79	$(1.13)	$1.05	$(1.15)

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments. These requirements include: (i) disclosure of significant expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”); (ii) disclosure of an amount for other segment items (equal to the difference between segment revenue less segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment and a description of their composition; (iii) annual disclosure of a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods; (iv) clarification that, if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report those additional measures of segment profit or loss; (v) disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources; and (vi) requiring a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU, and all existing segment disclosures in Topic 280. ASU 2023-07 is effective for the Company’s annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025. The Company adopted ASU 2023-07 in the year ended December 31, 2024, and applied the amendments retrospectively to all prior periods presented in these consolidated financial statements.

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

As of December 31, 2024 and 2023, the amount of ordinary shares reflected on the balance sheet are reconciled in the following table.

As of December 31, 2024
Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights and warrants	(5,149,700)
Allocation of offering costs of public shares	(4,236,160)
Plus:
Accretion of carrying value to redemption value	6,412,764
Ordinary shares subject to possible redemption, December 31, 2023	$54,526,904
Less:
Redemptions	(30,153,550)
Plus:
Accretion of carrying value to redemption value	7,746,174
Monthly extension fees deposited	700,000
Ordinary shares subject to possible redemption, December 31, 2024	$32,819,527

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

Notes To Financial Statements

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

Due to Related Party

On June 27, 2023, in connection with the IPO, the Company entered into an administrative service agreement with the Sponsor (the “Administrative Service Agreement”). Pursuant to the Administrative Service Agreement, the Company shall pay the Sponsor $10,000 per month (the “Administrative Service Fee”) from June 27, 2023, the date of the Company’s final prospectus for the IPO till the earlier of the consummation of an initial business combination or the Company’s liquidation. The Administrative Service Agreement provides that any unpaid amount of the Administrative Service Fee will accrue without interest and be due and payable no later than the date of the consummation of the Company’s initial business combination. On October 14, 2023, upon the approval of the Board of Directors and Audit Committee of the Company, the Company and the Sponsor agreed to waive full payment of the Administrative Service Fee from the start date up to 12 months. The total of $120,000 has been waived including the accrued liabilities of $35,000 as of October 14, 2023 and the remaining commitment balance $85,000. As of December 31, 2024 and 2023, there was no balance payable in relations to the Administrative Service Agreement to the Sponsor.

As of December 31, 2024 and 2023, the total amount due to related party were $ 30,524 and $ 38,676, respectively.

Sponsor Loan

On May 6, 2024 and July 16, 2024, the Company entered into two loan agreements with the Sponsor (the “Advance Agreements”). Pursuant to the Advance agreements, the Sponsor agreed to make an advance up to US$ 1,000,000). The loans are free of any interest and will be repaid upon demand.

As of December 31, 2024 and 2023, the Company had $ 908,000 and $ 0, respectively, owed under the Sponsor loan.

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Financial Statements

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

As of December 31, 2024 and 2023, the Company had no borrowings under the working capital loans.

Extension Loans – Related Party

In order to effectuated extension of the Company’s deadline to consummate a Business Combination, the Sponsor had deposited a total of Seven-Monthly Extension Fee, each in the amount of $100,000, from July through December 2024, or an aggregate of $700,000, to the Trust Account of the Company to extend the deadline for the Company to complete the Business Combination contemplated therein by January 31, 2025. Each Monthly Extension Payment from the Sponsor was evidenced by an unsecured promissory note (collectively, the “Extension Notes”) issued by the Company to the Sponsor.

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

As of December 31, 2024 and 2023, the Company had borrowings of $700,000 and $0, respectively, under the Sponsor Extension Notes from the Sponsor.

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

The Company will pay the underwriters a cash fee (the “Deferred Underwriting Fee”) of 2.0% of the gross proceeds of the IPO, or $1,150,000 upon the consummation of the Company’s initial Business Combination. As of December 31, 2024 and 2023, the deferred underwriters’ discount was $1,150,000 as a long-term liability on the balance sheets.

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

As of December 31, 2024 and 2023, there were 2,011,807 ordinary shares issued or outstanding respectively, excluding 2,929,515 and 5,750,000 shares subject to possible redemption Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of ordinary shares will vote on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act (as the same may be supplemented or amended from time to time) of the Cayman Islands or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by the Company’s shareholders. The Company’s board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. There is no cumulative voting with respect to the appointment of directors, with the result that the holders of more than 50% of the shares voted for the appointment of directors can appoint all of the directors. The shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor.

Bukit Jalil Global Acquisition 1 Ltd.

Notes To Financial Statements

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

As of December 31, 2024 and 2023, 2,875,000 public warrants were outstanding. Substantially concurrently with the closing of the IPO, the Company issued 212,153 private warrants to the Sponsor included in the Private Placement Units. As of December 31, 2024 and 2023, there were 212,153 private warrants issued and outstanding. The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

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

Note 8 — Segment information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company has adopted the guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the accompanying financial statements using the retrospective method of adoption.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Legal and professional services costs	$(764,799)	$(138,899)
Other formation and operating costs	(422,624)	(202,421)
Share-based compensation expense	-	(125,350)
Total formation and operating costs	(1,187,423)	(466,670)
Interest income	-	3,737
Dividend income on investments held in Trust	2,388,838	1,521,739
Net income	$1,201,415	$1,058,806

The key measures of segment profit or loss reviewed by our CODM are dividend income earned on investment in Trust Account and formation and operating expenses. The CODM reviews dividend income earned on investment in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Within formation and operating costs, the CODM specifically reviews professional service fees in connection with the business combination, which are a significant segment expense, and include legal fees, and advisory fees, as these represent significant costs affecting the Company’s consummation of the Business Combination. Other formation and operating costs, including accounting expenses, printing expenses, and regulatory filing fees, are reviewed in aggregate to ensure alignment with budget and contractual obligations. These expenses are monitored to manage and forecast cash available to complete a business combination within the required period.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that these financial statements were issued. Based on this review, management identified the following subsequent events that are required disclosure in the financial statements:

Monthly Extension Deposit and Notes

In January, February and March, 2025, the Sponsor deposited an aggregate total of $300,000 into the Trust Account resulting the Company having until April 2025 to complete its initial business combination. The Company issued the Sponsor three unsecured promissory notes of an aggregate total of $300,000 (the “January, February, and March 2025 Extension Note”).

Waiver of Closing Condition

On March 1, 2025, the Company entered into a Waiver Letter Agreement with GIBO Holdings Limited and its affiliates to waive the Available Closing Cash condition under the Business Combination Agreement dated August 5, 2024. The waiver was approved by the Company’s board of directors and is intended to facilitate the closing of the Business Combination without requiring a minimum cash threshold, while all other terms of the agreement remain unchanged.

Amendment to Business Combination Agreement and Consent to Share Transfers

On March 3, 2025, the Company entered into an amendment to the Business Combination Agreement to revise the definition of “Company Founders” to include transferees of founder shares following share transfers after the agreement date, and concurrently consented to such transfers pursuant to the Company Shareholder Support Agreement. These actions, approved by the Company’s board of directors, are intended to support the continued progress of the Business Combination without material impact to its terms.

Amendment to Underwriting Agreement

On April 4, 2025, the Company entered into an amendment to its Underwriting Agreement with A.G.P./Alliance Global Partners to reduce the deferred underwriting commission from 2% to 1.6% of the gross proceeds of its public offering, lowering the deferred commission from $1,000,000 to $800,000 for Firm Units. The amendment was approved by the Company’s board of directors and is expected to enhance liquidity following the Business Combination without affecting other terms of the underwriting arrangement.

Redemption of ordinary shares

In connection with the votes to approve the shareholders vote at the Extraordinary General Meeting, as of March 27, 2025, the cut-off date of the redemption request, 2,832,423 ordinary shares of BUJA were rendered for redemption.

